Form 10QSB
period 2007-09-30
TIMESHARE HOLDINGS, INC.
filed 2007-11-09
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

TIMESHARE HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8739613 (I.R.S. Employer Identification No.)

2350 S. Jones Blvd., Ste. 101, Las Vegas, NV 89146
(Address of principal executive offices)

Issuer’s telephone Number: (702) 215-5830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2007, the issuer had 30,167,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Timeshare Holdings, Inc
( A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets
Cash	$5,993	$225
Prepaid Expense	9,506	-

Total Current Assets	15,499	225

Fixed Assets
Furniture, Fixture & Equipment (Net)	16,283	19,007

Total Fixed Assets	16,283	19,007

Other Assets
Deferred Financing Cost	25,000	25,000

Total Other Assets	25,000	25,000

TOTAL ASSETS	$56,782	$44,232

LIABILITIES AND STOCKHOLDER'S (DEFICIT)

Current Liabilities
Accounts Payable	$108,362	$122,687
Accrued Interest	30,079	11,894
Accrued Liabilities	9,000	-
Note Payable- Related Party	249,204	251,247

Total Current Liabilities	396,645	385,828

Total Liabilities	396,645	385,828

Commitments	-	-

Stockholder's Equity (Deficit)
Common stock – September 30, 2007: 300,000,000 Shares Authorized
at $0.001 Par Value; 30,167,000 Issued and Outstanding;	30,167
2006: $0.001 par value, 29,711,943 shares Issued and Outstanding;		29,712
Additional Paid-In-Capital	6,068,239	5,791,035
Deficit accumulated during the Development Stage	(6,438,269)	(6,162,343)

Total Stockholders' (Deficit)	(339,863)	(341,596)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$56,782	$44,232

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc
( A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Accumulated from
	Three Months Ended		Nine Months Ended		July 12, 2005
	September 30,		September 30,		(inception) through
	2007	2006	2007	2006	September 30,
					2007

Revenues, Net	$-	$-	$-	$-	$-

Operating Expenses
Salaries	12,704	9,010	36,585	62,391	171,829
Compensation Cost	-	5,542,247	90,059	5,542,247	5,632,306
Professional Fees	19,349	32,300	79,251	84,019	270,138
General & Administrative	20,474	17,079	49,590	96,396	324,831

Total Operating Expenses	52,527	5,600,636	255,485	5,785,053	6,399,104

Loss From Operations	(52,527)	(5,600,636)	(255,485)	(5,785,053)	(6,399,104)

Other Income (Expense)
Interest Expense	(6,043)	(3,940)	(20,441)	(6,277)	(39,165)

Total Other Income (Expense)	(6,043)	(3,940)	(20,441)	(6,277)	(39,165)

Loss Before Income Taxes	(58,570)	(5,604,576)	(275,926)	(5,791,330)	(6,438,269)
Income Tax Expense	-	-	-	-	-

Net Loss	$(58,570)	$(5,604,576)	$(275,926)	$(5,791,330)	$(6,438,269)

Basic earnings per share:
Loss per share	$(0.00)	$(0.21)	$(0.01)	$(0.25)

Weighted average shares outstanding	30,167,000	26,452,303	30,095,574	23,425,348

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc
( A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from July 12, 2005 (Inception) to September 30, 2007

					Total
	Common Stock		Paid in Capital	Accumulated	Stockholders'
	Shares	Amount		Deficit	Equity

Balance, July 12, 2005	-	$-	$-	$-	$-

Shares issued for Founders
@ $ 0.01per share	21,563,483	21,564	(13,064)		8,500

Shares issued for cash
@ $ 0.79per share	253,688	254	199,746		200,000

Loss for the period ended
December 31,2005				(182,947)	(182,947)

Balance December 31, 2005	21,817,171	21,818	186,682	(182,947)	25,553

Shares issued for cash
@ $ 0.79per share	88,791	88	69,912		70,000

Shares issued for services
@ $ 0.71per share	7,805,981	7,806	5,534,441		5,542,247

Loss for the year ended
December 31,2006				(5,979,396)	(5,979,396)

Balance December 31, 2006	29,711,943	29,712	5,791,035	(6,162,343)	(341,596)

Shares issued for cash
@ $ 0.79per share	152,213	152	119,848		120,000

Shares issued for services
@ $ 0.71per share	126,844	127	89,932		90,059

Shares issued pursuant to
a Private Placement for cash
@ $ 0.10per share	76,000	76	7,524		7,600

Contributed Capital	0	0	10,000		10,000

Shares issued for cash
@ $ 0.50per share	100,000	100	49,900		50,000

Loss for the 9 months ended
September 30, 2007				(275,926)	(275,926)

Balance Sept. 30, 2007	30,167,000	30,167	6,068,239	(6,438,269)	(339,863)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc
( A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
			July 12, 2005
	9 Months Ended	9 Months Ended	(inception) through
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(275,926)	$(5,791,330)	$(6,438,269)
Common stock issued for services	90,059	5,542,247	5,640,806
Depreciation & Amortization	2,724	2,108	6,127
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Deferred Financing		-	(25,000)
(Increase) Decrease in Prepaid Expense	(9,506)	-	(9,506)
Increase (Decrease) in Accounts Payable	(14,325)	32,440	108,362
Increase (Decrease) in Accrued Interest	18,185	6,277	30,079
Increase (Decrease) in Accrued Liabilities	9,000	-	9,000

Net Cash Provided (Used) by Operating Activities	(179,789)	(208,258)	(678,401)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	(11,190)	(22,410)

Net Cash Provided (Used) by Investing Activities	-	(11,190)	(22,410)

Cash Flows from Financing Activities:
Proceeds from Stock Issuances	187,600	70,000	457,600
Proceeds from Notes Payable	3,850	144,432	255,097
Proceeds from Loan Payable	30,000	-	30,000
Repayment of Notes Payable - Related Party	(35,893)		(35,893)

Net Cash Provided (Used) by Financing Activities	185,557	214,432	706,804

Increase (Decrease) in Cash	5,768	(5,016)	5,993

Cash and Cash Equivalents at Beginning of Period	225	4,551	-

Cash and Cash Equivalents at End of Period	$5,993	$(465)	$5,993

Cash Paid for:
Interest			$6,381
Income Taxes			$-

Non cash Financing Activities:
Common Stock issued for services	90,059	5,542,247	5,640,806

The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The consolidated financial statements presented are those of Timeshare Holdings, Inc., (“THoldings”) and its wholly-owned subsidiary, TimeShareLoans.com, Inc., (“TSL”), a development stage company.  The consolidated entity presented herewith utilizes the financial history of TSL prior to the merger, more fully described in the following paragraphs. Collectively, they are referred to herein as the "Company".

TSL was incorporated in Nevada on July 12, 2005 with the goal of providing consumer financing for those individuals and entities seeking to acquire, dispose or refinance timeshare intervals or equivalents through a secondary or resale market.  Pursuant to Statement of Financial Accounting Standard No.7, “Accounting and Reporting by Development Stage Enterprises”, the Company is classified as a development stage company.

On March 9, 2007 TSL and THoldings entered into the Agreement and Plan of Reorganization, (“The Agreement”).  In this transaction TSL was merged with THoldings, a shell corporation incorporated in Nevada on January 30, 2007. It is Managements’ belief that this transaction is properly reflected as a reverse merger for accounting purposes and the financial statement presentation is a reflection of that belief.  TSL continues as the operating entity while THoldings is reflected as the parent company for legal purposes. As a result, we affected a forward stock split of our outstanding shares of common stock on a pro-rata basis which resulted in all 29,991,000 common shares of THoldings being issued to the shareholders of TSL in exchange for all 1,182,700 outstanding common shares of TSL. TSL became a wholly owned subsidiary of THoldings.

At the time of consolidation, no reverse merger adjustment was needed in that there were no shareholders in the parent company at the time of the merger. The financial information from inception includes the financial results of the Company from its inception on July 12, 2005 to September 30, 2007.

The financial information included in this periodic report should be read in conjunction with the consolidated financial statement of the Company for quarterly periods ended March 31, 2007 and June 30, 2007, and the annual periods ending December 31, 2006 and 2005, and related notes thereto included in form SB-2 filed with the United States Securities and Exchange Commission (“SEC”) on August 13, 2007, and the SB-2A filed with the SEC on September 28, 2007.

 The Company is headquartered in Las Vegas, Nevada and also maintains an office in Irvine, California.

Interim Financial Reporting

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Forms SB-2 and SB-2A for the year ended December 31, 2006.  The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The Company did not have any outstanding common stock equivalents at September 30, 2007.

Basic earnings per share:	September 30, 2007	September 30, 2006
Net loss	$(275,926)	$(5,791,330)

Weighted average shares	30,095,574	23,425,348

Loss per share	$(.01)	$(.25)

NOTE 2 – GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no revenues, and is dependent upon raising capital to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is Management’s plan to generate additional working capital from an Initial Public Offering to investors, and then begin offering a new and better way to accommodate purchases and re-finances of resale timeshares by consumers.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has issued Promissory Notes to corporate officers and directors who are shareholders of the company.  The Notes are unsecured, bare interest at rates of 10%-12% per annum and are due on demand. Accrued interest as of September 30, 2007 was $30,079.

The Company’s President, funded the Company with a Promissory Note for $7,500, at an interest rate of 12% in 2005, and also funded the Company with Promissory Notes for $45,190, at an interest rate of 10% and $40,493, at an interest rate of 12% in 2006.  The

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Company’s President funded the Company with Promissory Notes totaling $7,300 at an interest rate of 12% in the nine month period ended September 30, 2007 and the Company has repaid a portion of these notes in the amount of $43,193 during the nine month period ended September 30, 2007. All notes are due on demand. The Company’s President indirectly owns 10,311,000 shares, 34.4% of the total issued and outstanding shares, through a family trust.

The Company’s Chief Financial Officer, funded the Company with a Promissory Note of $7,000, at an interest rate of 10% in 2005, funded the Company with Promissory Notes of $151,064, at an interest rate of 12% in 2006, and also $3,850 at an interest rate of 12% in the nine month period ended September 30, 2007. All notes are due on demand. The Company’s Chief Financial Officer indirectly owns 6,514,000 shares, 21.7% of the total issued and outstanding shares, through a family trust.

In the period ending September 30, 2007 the company issued Promissory Notes in the amount of $30,000 to investors that are also shareholders of Timeshare Holdings, Inc.  These Promissory Notes bear interest at a rate of 9.5% per annum, are unsecured, and are due upon demand.

The Company used the proceeds of these loans to reduce related party company debt and operating expenses.

NOTE 4 – STOCKHOLDERS’ EQUITY

As a result of the Agreement, dated March 9, 2007, THoldings issued 29,991,000 shares of common stock to the shareholders of TSL in exchange for the 1,182,700 shares of common stock of TSL, a Development Stage Company, which is reflected in our financial presentation as a forward split. The transaction represented an exchange of 100% of the outstanding and issued common shares of TSL, a Development Stage Company.   The existing Shareholders of TSL exchanged their shares desiring that the transaction be qualified as a tax free reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1968, as amended.  The Internal Revenue Service, “IRS”, has not ruled on this transaction. The Company did not sell nor issue shares for services during the quarter ended September 30, 2007. The balance of authorized and issued shares of THoldings common stock as of September 30, 2007 is 30,167,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Timeshare Holdings, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Timeshare Holdings, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Our business focuses on the market niche in the vacation ownership financing business segment. Our business was established to provide financing for consumers wishing to purchase and/or refinance vacation ownership intervals in the secondary, or resale market or elsewhere. We intend to focus on originating short-term, high-yield consumer notes. Both fee simple and non-fee simple licensed timeshare interests collateralize the notes.

TimeShareLoans.com, Inc. was established in July 2005 to provide financing for consumers wishing to purchase and/or refinance vacation ownership intervals in the secondary, or resale market, or elsewhere. On March 9, 2007 we acquired TimeShareLoans.com, Inc. by entering into an Agreement and Plan of Reorganization (the “Agreement”) with TimeShareLoans.com, Inc. Pursuant to the terms of the Agreement, the respective shareholders of TimeShareLoans.com, Inc. exchanged their outstanding shares in TimeShareLoans.com, Inc. for shares in TimeShare Holdings (the “business combination”). As a result of the business combination as set forth in the Agreement, TimeShare Holdings became the parent company of TimeShareLoans.com, Inc. and we took over all the business operations of TimeShareLoans.com, Inc. Upon the closing of the business combination, a total of 1,182,700 shares of TimeShareLoans.com, Inc. common stock were exchanged for 29,991,000 shares of common stock in TimeShare Holdings.

Results of Operations

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

Revenues remained at $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006.  There is no increase or decrease in revenues.

Cost of sales remained at $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006. There has been no increase or decrease in cost of sales.

Operating Expenses decreased 10,562% to $52,527 for the quarter ended September 30, 2007 compared to $5,600,636 for the quarter ended September 30, 2006.  This decrease is attributable primarily to an overall reduction of operating expenses including compensation costs, salaries, professional fees and General and Administration expense.

Interest expenses increased 35% to $6,043 for the quarter ended September 30, 2007 compared to $3,940 of interest expense for the quarter ended September 30, 2006. The increase in interest expenses is attributable to the increased debt incurred by the Company .

Net loss decreased 9,469% to $ 58,570 for the quarter ended September 30, 2007 compared to $ 5,604,576 for the quarter ended September 30, 2006 due to a reduction in Professional Fees and a lack of Compensation Cost expense.

Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006

Revenues remained at $0 for the 9 month period ended September 30, 2007 compared to $0 for the 9 month period ended September 30, 2006.  There is no increase or decrease in revenues.

Cost of sales remained at $0 for the 9 month period ended September 30, 2007 compared to $0 for the 9 month period ended September 30, 2006. There has been no increase or decrease in cost of sales.

Operating Expenses decreased 2,164% to $ 255,485 for the 9 month period ended September 30, 2007 compared to $5,785,053 for the 9 month period ended September 30, 2006.  This decrease is attributable to a reduction in General & Administrative, Professional Fees, and Compensation Costs.

Interest expenses increased 70% to $20,441 for the 9 month period ended September 30, 2007 compared to $6,227 of interest expense for the 9 month period ended September 30, 2006. The increase in interest expenses is attributable to the increased debt incurred by the Company .

Net loss decreased 2,164% to $ 255,485 for the 9 month period ended September 30, 2007 compared to $5,785,053 for the 9 month period ended September 30, 2006 as a result primarily due to a reduction in Compensation Cost.

Liquidity and Capital Resources

Our total current assets at September 30, 2007, comprised of cash, and prepaid expense were $ 15,499. Additionally, we had shareholder equity/(deficit) in the amount of ($ 339,863) at September 30, 2007. This difference was attributable to the sum of fixed assets, $ 16,283, and other assets, $ 25,000, less, current liabilities of $396,645.

Our cash on hand increased to $5,993 as of September 30, 2007 compared to $225 as of December 31, 2006.

Our accounts receivable at September 30, 2007 was nil. This is attributable to the postponement of the commencement of operations pending the completion of the Company's public offering.

As of September 30, 2007 we had a working capital deficiency of $ 381,146. A major portion of our debt is attributed to consulting fees, accounting fees, attorney fees, and payroll taxes payable.  We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at September 30, 2007 was $ 249,204. We expect to pay off $ 219,204 by year-end 2008. We plan to pay this with proceeds generated from the Company's stock offering.

At September 30, 2007 we had no bank debt and Loans Payable to individual lenders of $30,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.       Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMESHARE HOLDINGS, INC.

Date: November 9, 2007	By:	/s/ Paul Kenneth Thompson
Paul Kenneth Thompson
Chief Executive Officer and Chairman of the Board

Date: November 9, 2007	By:	/s/ Frederick Henry Conte
Frederick Henry Conte
Chief Financial Officer, President and Director