Form 10QSB/A
period 2007-09-30
TIMESHARE HOLDINGS, INC.
filed 2008-01-31
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

TIMESHARE HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0476779 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB/A for the quarter ended September 30, 2007 (the "Original Form 10-QSB"), which was filed with the Securities and Exchange Commission ("SEC") on December 9, 2007. This Form 10-QSB/A is being filed solely to revise the disclosure on the cover page to indicate that the registrant is a shell company. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to November 9, 2007, the filing date of the Original Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMESHARE HOLDINGS, INC.

Date: January 31, 2008	By:	/s/ Paul Kenneth Thompson
Paul Kenneth Thompson
Chief Executive Officer and Chairman of the Board

Date: January 31, 2008	By:	/s/ Frederick Henry Conte
Frederick Henry Conte
Chief Financial Officer, President and Director

2