Form 10KSB
period 2007-12-31
TIMESHARE HOLDINGS, INC.
filed 2008-04-15
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-KSB
———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Timeshare Holdings, Inc.
(Name of small business issuer in its charter)

———————

Nevada	333-145409	88-0476779
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2350 S. Jones Blvd., Ste. 101
Las Vegas, NV 89146
(Address of Principal Executive Office) (Zip Code)

(702) 215-5830
(Registrant’s telephone number, including area code)

 (Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)
———————
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

State issuer’s revenue for its most recent fiscal year December 31, 2007 was $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  April 8, 2008 was approximately $2,549,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
30,339,331 shares issued and outstanding as of April 8, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes	X	No

FORWARD LOOKING STATEMENTS

In this annual report, references to “Timeshare Holdings,” “Timeshare,” “the Company,” “we,” “us,” and “our” and, where applicable, “TimeShareLoans” refer to Timeshare Holdings, Inc.

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our  Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We will make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.timeshareloans.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Our Business

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

Timeshare Holdings, Inc.’s principal executive offices are located at 2350 South Jones Boulevard, Suite 101, Las Vegas, Nevada 89146 and its California office is located at 16842 Von Karman Avenue, Building. 400, Second Floor, Irvine, California 92606. Our telephone number in Nevada is (877) 220-6404 and its telephone number in California is (800) 882-4524. Our website address is www.timeshareloans.com.   Our website and the information contained on our website are not incorporated into this prospectus or the registration statement of which it forms a part. Further, our references to the URLs for these websites are intended to be inactive textual references only.

About Us

TimeShareLoans.com, Inc. was incorporated on July 12, 2005 to provide financing for consumers wishing to purchase and/or refinance vacation ownership intervals in the secondary, or resale market, or elsewhere. Timeshare Holdings Inc. was incorporated in Nevada on January 30, 2007 with the intent of merging with TimeShareLoans.com, Inc.

On March 9, 2007 we acquired TimeShareLoans.com, Inc. by entering into an Agreement and Plan of Reorganization (the “Agreement”) with TimeShareLoans.com, Inc. Pursuant to the terms of the Agreement, the respective shareholders of TimeShareLoans.com, Inc. exchanged their outstanding shares in TimeShareLoans.com, Inc. for shares in Timeshare Holdings (the “business combination”). As a result of the business combination as set forth in the Agreement, Timeshare Holdings became the parent company of TimeShareLoans.com, Inc. and we took over all the business operations of TimeShareLoans.com, Inc. Upon the closing of the business combination, a total of 1,182,680 shares of TimeShareLoans.com, Inc. common stock were exchanged for 29,991,000 shares of common stock in Timeshare Holdings.

As a result of the transaction outlined above, the operations of the Company are comprised of the operations of Timeshare and TimeshareLoans.com, Inc.

We intend to focus on originating short-term, high-yield consumer notes. Both fee simple and non-fee simple licensed timeshare interests collateralize the notes. Fee simple projects are substantially similar to condominiums in which purchasers obtain a true ownership interest in real property, with a deed, title insurance and other indicia of real estate ownership. A declaration of covenants, conditions and restrictions establishing the vacation ownership regime is recorded in the local real property records; such a declaration resembles a condominium declaration, which is also recorded among the local land records. Purchases of intervals are completed in generally the same manner as condominiums. Individual purchasers execute purchase agreements for intervals. At closing, purchasers obtain deeds to their interval that are recorded among the local land records, and the purchasers give security to their lenders in the form of mortgages or security interests which operate as first liens against the respective intervals. Typically the purchasers will have a real property interests in the resort and the deeds will provide that the purchasers may or may not give up the right to use the specific unit, but will instead abide by the resort reservation system unless otherwise provided for by the timeshare regime. Within a specified period of time each year or otherwise, owners will have the right to reserve their contractual occupancy rights  in the same type of unit, according to a first come, first served system. Purchasers also have the ability to trade their interval through an exchange organization such as Interval International or Resort Condominium International, amongst others, based upon their resort’s affiliation.

The timeshare non-fee simple license product provides a recorded ownership interest in a period of time or a formula based upon a system of points, but the underlying real estate does not pass to the purchaser. Purchasers of non-fee simple licensed product may accumulate their points to trade for a larger or smaller guest room unit, or a different season at another resort that recognizes their non-fee simple licensed timeshare product program. Timeshare interests involve a use right in a specific type of unit (i.e. a studio, one bedroom, two bedroom, etc.) for a specific period of time. Purchasers of timeshare non-fee simple licensed products may grant security to their lenders in the form of personal loans or security interest which operate as liens against their non-fee simple licensed timeshare product.

Historically the purchasers of vacation ownership interests or timeshare interests typically finance 90% of the purchase price through financing offered by the resort developer. In the secondary market there is limited financing available due to the non-involvement of a developer entity, nor traditional lending sources such as banks or credit unions. We intend to fill that void by offering credit financing to qualified buyers. The resulting notes are then sold or pledged as security with financial institutions specializing in this type of financing. Typical rates intended to be charged by Timeshare Holdings to the consumer will be 12.95% to 19.95% and typical rates from the institutions to Timeshare Holdings are 8% to 12%. Historical Timeshare Industry default rates for these notes average 4% to 5% with an average CPR of 4%. Typical terms vary from 24 months to 120 months with the majority of vacation ownership and Timeshare Interests being financed for a period of 84 months.

Timeshare Holdings, Inc. through its subsidiary TimeShareLoans.com, Inc, is currently licensed,  has commenced the licensing process, been approved to do business or arranged to do business with a licensed broker through a Net Branch agreement in states representing sixty-five percent (65%) of the retail timeshare sales market, including California, Hawaii, Florida, Nevada, Texas, Virginia and North Carolina. Our licensing status is a major asset since all secondary market financing is subject to the mortgage banking regulations and or consumer finance regulations of the individual states where licensing is required.

Timeshare Holdings’ loan application process will generally be conducted over the Internet and telephone with applications intended to be received at our centralized processing facility in Irvine, California. Upon receipt of an application, the information will be entered into our system and processing will begin. Our employees will analyze all loan applications individually. We have developed a proprietary credit index profile as a statistical credit based tool to predict likely future performance of a borrower. A significant component of this customized system is the credit evaluation score methodology developed by the credit reporting agencies (FICO). This component is used in creating predictive default models. The other components that we will rely upon are income analysis, employment stability, residence stability and debt to income analysis. By utilizing this scoring model, all applicants will be considered on the basis of their ability to repay the loan obligation while allowing us to maintain our risk based pricing for each loan.

Prior to entering into a loan transaction with a borrower, we will require the borrower to complete a credit application. Approvals of borrower’s electronically filed loan applications will be processed quickly upon the receipt of a completed application by using our internet based software systems and our propriety credit scoring matrix. Upon the receipt of the loan documentation from the borrower, and a phone interview with a loan processor, escrow will be opened and the loan is funded, upon approval. As with all timeshare purchases, the borrower has a statutory rescission period to cancel the purchase of their timeshare interest, usually between 3 to 10 days depending on state regulations. Once the rescission period has expired, the loan transaction is completed.

It is noteworthy that real estate brokers and homeowners associations will qualify to participate in our programs only after a review by our management of their individual expertise and reputations, including a review of business practices, financial information, and consumer complaints, perhaps including a site visit from a representative of Timeshare Holdings. It is intended to be our policy to review, on a regular basis, the performance of each of the participants in our broker network.

None of our arrangements with real estate broker participants is on an exclusive basis. It is anticipated that each relationship is documented by marketing and remarketing agreement. The commission that the broker earns for a sales transaction is borne by the purchaser or the seller, not by Timeshare Holdings.

Our Business Model

Marketing. The unique concept being marketed by Timeshare Holdings is twenty-four hours per day, seven days per week Internet based, state-of-the-art application process to provide financing for purchase and/or refinancing of timeshare intervals in the secondary market. We have structured our financial model based on providing credit facilities to individuals with FICO scores of a minimum of 590 or higher, amongst other criteria and providing loan approvals to these purchasers quickly. Loans typically range from $4,000 to $40,000.

Our strategic plan is to introduce our lending operations while maintaining our credit quality. Our strategies include: offering the borrower new loan products through the internet, direct mail and referrals; expanding our network of correspondent real estate brokers; introduction of our programs and products to Homeowners Associations that have been abandoned by the project developers or been left on their own due to the completion of sales by the project developers; entering geographic markets where there is an abundance of timeshare projects and owners; realizing operational efficiencies through economies of scale; and utilizing securitizations to sell higher volumes of loans on terms that are more favorable than hypothecation. By offering a diversified product line of financing options hereto for not widely available to the consumer, and maintaining its high level of service, we anticipate a level of acceptance that will allow us to grow our portfolio of receivables on a consistent growth pattern.

Expansion of Broker Network. We intend to originate loans from select real estate brokers, specializing in sales of timeshare intervals in the secondary market. We will structure our product line to meet the needs of this important network of brokers. We have established relationships with many proven timeshare resale companies that are active in the secondary market. Stroman Realty, Resort Management Company (RMC) and All Island Timeshare are specific entities that specialize in timeshare sales in the secondary market. We also plan to aggressively seek establishing relationships with other brokers, large and small, that will benefit from our programs.

To accomplish the expansion of our broker network, we will participate in trade shows, both regionally and nationally, where our programs will be showcased. Additionally, Management will leverage its networking capabilities within American Resort Development Association ("ARDA") to bring attention and exposure of our programs to industry insiders. Finally, we will attempt to provide face-to-face explanation, instruction and demonstration of the products and programs directly to brokers at their place of business as part of our comprehensive business development approach. To provide for the success of these relationships, we will attempt to provide to our broker network ongoing support and training.

Network of Homeowners’ Associations. A long-neglected, yet vitally important, component of the timeshare industry is the Homeowners’ Association that is created along with a timeshare project. Its purpose is to manage and administrate a project on behalf of the owners once the developer of the project has sold a substantial number of interests in the project, or for whatever reason is no longer associated with or has abandoned the project. To fund its operations, the Association has the authority to assess maintenance fees or association assessments that cover upkeep of the project, fund reserves for capital improvements and insurance. As a result of this authority, it may be necessary for the Association to enforce its collection of these fees or assessments by placing liens, or ultimately foreclosing on the timeshare intervals owned by non-paying timeshare owners.

Upon foreclosure, the Association faces the dilemma of carrying a non-liquid asset on its balance sheet in the form of the foreclosed upon interval. Many of these Associations, unless supported by a large development company such as Marriott, do not have the expertise or wherewithal to convert this non-performing asset into cash. We recognize the needs of these Associations as an important avenue to building our loan portfolio by assisting them with the financing necessary to convert dormant intervals to cash through a sales transaction.

To accomplish this, we intend to follow a program of business development similar to the approach used with our broker network. By showcasing our products in periodicals geared to the consumer, attending functions and seminars directed towards Associations and most importantly, by participating in  American Resort Development Association-Resort Owners Coalition ("ARDA -ROC"), the arm of the American Resort Development Association that acts as the ombudsman and advocate of individual timeshare owners and associations, we intend to provide a lifeline for this very large and underserved segment of the industry. The potential exists that this market could eclipse the loan originations generated by the broker network in the opinion of management. The development of the association network will require direct hands on education of the managers of various associations as well as ongoing support and training.

Loan Origination Through the Internet. As consumers have become more educated regarding the timeshare concept, astute purchasers have come to realize that timeshare intervals may be acquired through alternatives that allow them to bypass the traditional sales seminars sponsored by developers. By investigating purchase options through the Internet, in a manner similar to the way that many consumers now book travel arrangements, they have found a means of acquiring the type of timeshare that appeals to them, often at discounted prices, from the comfort of their homes and without the pressure associated with a traditional timeshare presentation. Many of these purchasers are existing timeshare owners looking to purchase additional intervals. A strong secondary market has developed, supported by the proliferation of web sites catering to those needs. The brokers mentioned earlier sponsor many of these web sites, which will list intervals from willing sellers and match those sellers with willing buyers. In most cases, transactions between buyers and sellers are conducted on an all cash basis, or involve seller financing, due to the lack of a comprehensive financing program that could be taken advantage of by those on either side of the transaction.

For those consumers doing business with the brokers that we have established relationships with, it is intended that a link will be provided from their web site to that of TimeShareLoans.com, Inc. (www.timeshareloans.com) where the consumer will be provided information regarding the type of financing available. A credit application can also be completed. A testimonial and recommendation will be provided to the consumer from the broker or its representative to explore this option. By having a financing program available, the broker benefits by being able to discuss an expanded list of product, the seller benefits by realizing a higher price for the interval and the purchaser benefits by being able to finance the purchase rather than having to “front” the entire purchase price in cash. With the rapid approval process developed by Timeshare Holdings, the number of sales being written by these brokers should expand as well as the corresponding loan origination.

For every consumer that chooses to work through a broker-affiliated web site, there are consumers that will choose to follow other paths within the web to acquire their intervals. For some, a simple Internet search identifying timeshare intervals will lead them to those seeking to sell their intervals through chat rooms or consumer blogs, auction sites such as Ebay, sites specializing in rental of timeshares, or exchange companies. In those instances our strategy is to make our products and programs known through banner ads. Others will seek intervals through the major exchange companies, or sites such as Redweeks.com, offering rentals as a means of attracting potential buyers. The two main exchange companies serving the timeshare industry are Resorts Condominium International and Interval International. We will attempt to purchase advertising space on their web sites and will provide the exchange companies with articles for their periodic magazines, which are mailed to each of their existing members bases.

For those consumers doing Internet searches for timeshare financing, we have registered key domain names and will work with search engines to make those names the most visible choices for those seeking that information.

To avoid the appearance of deceptive trade practices, the Company will also publish and provide an “opt in” electronic newsletter that will allow the company to capture names-email addresses, and phone numbers for its database.

Loan Origination through Other Media Outlets. In addition to providing information to the exchange companies for publication in their periodic magazines, we intend to provide press releases and articles for publication in all of the trade journals associated with the timeshare industry, such as Developments, The Trades, and Timesharing Today amongst others. Eventually, as Timeshare Holdings grows, we will attempt to develop a media campaign similar to the Di-Tech model or Timeshares Only model that will run on cable television outlets in selected markets throughout the country.

Competition and Competitive Advantages

The Company faces intense and increasing competition.  Potential competitors range from traditional mortgage lenders, such as commercial banks, finance companies, saving and loan associations, credit unions and internet based lending companies, as well as “branded” development companies such as Marriott.  Many of these competitors such as Tamac Financial and First Again LLC are larger than we are, have better name recognition that we do and have greater financial resources than us.  In order to compete effectively, it is our intent to offer a high level of customer service, personal involvement in the development and success of lending transactions, competitive rates and a broad range of products that appeals to a broader base of consumers.

Government Regulation

The Company must comply with numerous state and federal regulations.  These regulations range from how and where a timeshare interval may be sold to the regulations pertaining to the way it may be financed.  In most states, the sale of a timeshare interval must be conducted by a licensed sales person following whatever real estate or timeshare regulations that have been enacted in the state where the project is located.  Prior to funding a loan, the Company must be satisfied that the sales transaction being financed meets all state and federal regulations pertaining to its sale and that all statutory rescission periods have expired.

Similarly, the Company must also comply with all state and federal regulations established to protect consumers through banking, truth in lending, and state licensing requirements.  These regulations can be extensive.  In order to insure compliance, the Company will establish a management position of Compliance Officer whose sole responsibility to ensure that all loans funded by the Company are in compliance with all state and federal regulations.

Recently, legislation was introduced in the United States Senate entitled the Foreclosure Prevention Act of 2008, (H.R.3221).  If passed this legislation would expand the Truth-In-Lending Act (TILA) requirements to all “dwellings”.  This proposal, if enacted, would require the Timeshare Industry to provide potential buyers with TILA disclosure no later than 7 business days before the date of consummation of the transaction.  The impact of this legislation on the timeshare industry could be dramatic, creating an unwieldy and unworkable requirement that has the potential of creating enormous hardship on the industry.  The industry national trade association, ARDA, has taken a strong position against the proposed legislation and is taking an active role along with ARDA’s membership in opposing this legislation.

Employees
We currently have three (3) employees, all of which are employed on a fulltime basis. We anticipate increasing our employee base from three employees to an anticipated twelve (12) employees in 2008.

RISK FACTORS

You should carefully consider the following risk factors in evaluating our business before you buy any of our common stock. Buying our common stock is speculative and involves many risks. You should not buy our common stock unless you can afford to lose the entire amount of your investment.

Risks related to Timeshare’s financial results:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations. In their report dated April 11, 2008 our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

Timeshare Holdings is at an early stage of development and has a limited operating history. Timeshare Holdings subsidiary, TimeShareLoans.com., through which it primarily conducts its operations, was formed in 2005 operating as a private company formed under the laws of the state of  Nevada. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties Timeshare Holdings is subject to. You should consider an investment in Timeshare Holdings in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, Timeshare Holdings must do the following:

▪	Successfully execute its business strategy;

▪	Respond to competitive developments; and

▪	Attract, integrate, retain and motivate qualified personnel.

Timeshare Holdings may be unable to accomplish one or more of these objectives, which could cause its business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm its financial results.

We have a history of losses since our inception which may continue, and which may result in our inability to fund any of our sales and marketing and research and development activities. As a result we maybe forced to cease our operations and cause investors to lose this entire investment.

We have incurred a net loss of $6,564,852 from July 12, 2005 (inception) through December 31, 2007. As of December 31, 2007 we had working capital deficiency of $466,446. Because of these conditions, we will require working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

Risks related to Our Business:

Timeshare Holdings will need to increase the size of its organization, and may experience difficulties in managing growth. Timeshare Holdings is a small company with minimal employees as of December 31, 2007. Timeshare Holdings expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Timeshare Holdings’ future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights. We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders. We are authorized to issue 300,000,000 shares of common stock, $0.001 par value per share, of which, as of December 31, 2007, 30,167,000 shares of common stock were issued and outstanding. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

We may need additional capital that could dilute the ownership interest of investors. We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

An interruption or reduction in the whole loan market would hurt our financial performance. In order for us to continue funding our credit financing operations, we must be able to sell or hypothecate the timeshare mortgage and personal loans we make to qualified financial institutions, hedge funds and/or institutional buyers or lenders. We use the cash proceeds from these sales or lending arrangements to pay down our own lines of credit and to make new timeshare mortgage or personal loans. The value of our credit financing operations and timeshare mortgage and personal loans depend on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders to purchase or hypothecate our mortgage loans. We cannot assure that the purchasers or lenders willing to advance funds on our consumer loans and mortgages will be willing to purchase mortgage loans in the timeshare industry on satisfactory terms or that the market for such loans will continue. Adverse changes in the timeshare industry or mortgage industry may adversely affect our ability to sell or hypothecate our mortgage and personal loans for acceptable prices or advance rates within a reasonable period of time, which would hurt our earnings.

 If we are unable to sell or hypothecate a significant portion of our mortgages and personal loans, our earnings would decrease. We earn income on our mortgages and personal loans when they are sold or hypothecated to other financial institutions, as well as earning income based upon our positive interest spread, (arbitrage), the difference between our interest income and our interest expense. Market and other considerations could affect the timing of the sale or hypothecation of our mortgage and personal loans. If we are not able to sell or hypothecate all of the mortgage and personal loans that we make during the quarter in which the loans are made, we would be less likely to be profitable for that quarter.

Changes in the volume and cost of our credit financing and loans may decrease our loan production and decrease our earnings. Our earnings and financial condition could be hurt by a decrease in volume or an increase in the cost of the loans that we fund and are able to sell or hypothecate to other financial institutions. A decrease in volume or an increase in the cost of our self-funded loans could result from the competition from our own lenders and the financial institutions to which we sell or hypothecate the mortgage and personal loan notes.

We may be required to replace or repurchase mortgage or personal loans or indemnify investors if we breach representations and warranties or if the borrower defaults, which would hurt our earnings. We make representations and warranties to the lenders advancing funds against our portfolio of receivables and purchasers of our mortgage and personal loans regarding compliance with laws, regulations and programs standards and the accuracy of information. We are required to repurchase or replace mortgage and personal loans which do not conform to the representations and warranties made at the time of sale. If these representations and warranties are breached, we would be subject to the risk that a loan source will not have the financial capacity to repurchase loans. We would also be subject to a risk that the loan source will not otherwise respond to our demands. We could then become liable for damages or be required to replace or repurchase a loan if there has been a breach of these representations or warranties. In addition, we may be obligated to replace or buy back mortgage and personal loans if the borrower defaults on the first payment of principal and interest due. Such replacement or repurchase obligations could hurt our earnings and have a material adverse effect on our financial position.

The subprime loan market is currently experiencing significant disruption which may have an indirect impact on our business. Recently due to a number of market factors, including increased delinquencies on mortgage loans and the failure of certain subprime mortgage companies and hedge funds, there has been extreme uncertainty and disruption in the subprime mortgage industry as a whole. As a result, there has been an overall tightening of credit and credit underwriting policies of residential mortgage lenders which may have an indirect impact on our business.

While Timeshare Holdings, Inc. intends to uphold its credit underwriting criteria, offering its products only to those borrowers who qualify with above average FICO/credit scores, amongst other criteria, the sources of capital to fund those qualified borrowers may become more scarce and more expensive due to the lenders aversion to risk in the current economic conditions.  The Company relies on this availability of capital to achieve its business plan goals; without it, the Company may be hampered in its ability to fund all of the prospective borrowers interested in its product.  We are watching developments in our business and the subprime industry closely and we will consider all necessary or appropriate changes and strategies. There can be no assurances that if this disruption continues that we will be able to operate our business as we have historically.

We may not have adequate cash to fund our operations. Our business operations require continued access to adequate cash to offer credit financing to qualified timeshare buyers and to then sell or hypothecate the notes to financial institutions specializing in timeshare financing and other mortgages.

A period of rising interest rates, an economic slowdown or a recession could reduce the demand for mortgages or personal loans. Rising interest rates affecting the timeshare industry generally reduce the demand for consumer credit, including mortgage and personal loans. Interest rates have been generally ranging from 12.95% to 18.95% for timeshare mortgages and/or personal loans. In an economic slowdown or recession, real estate values and secondary or vacation home sales decline and the number of borrowers defaulting on their loans increases. In a period of rising interest rates or an economic slowdown, we will originate and sell or hypothecate fewer loans and could be required to replace or repurchase more of the loans we have sold or hypothecated as a result of early payment defaults by borrowers. Accordingly, a period of rising interest rates, an economic slowdown or a recession would adversely affect our business and results of operations.

An increase in interest rates could reduce the value of our loan inventory. The value of our loan inventory is based, in part, on market interest rates. Accordingly, we may experience losses on loan sales or hypothecations if interest rates change rapidly or unexpectedly. If interest rates rise after we fix a price for a loan, but before we sell or hypothecate that loan, the value of that loan may decrease. If the amount we receive from selling or hypothecating the loan is less than our cost of originating the loan, we may incur net losses, and our business and operating results could be adversely affected.

The loss of key purchasers or financial institutions willing to advance funds through hypothecation of our loans or a reduction in prices paid could adversely affect our financial condition. We sell or hypothecate substantially all of the mortgages and personal loans we originate to institutional investors or financial institutions willing to advance funds through hypothecation. If these banks or any other significant purchaser or lender of our loans cease to buy or hypothecate our loans and equivalent purchasers or lenders cannot be found on a timely basis, then our business and results of operations could be materially adversely affected. Our results of operations could also be affected if these banks or other purchasers or lenders lower the price they pay or advance to us or adversely change the material terms of their loan purchases from us.

The prices at which we sell our loans vary over time. A number of factors determine the price we receive for our loans. These factors include:

▪	The number of institutions that are willing to buy our loans;

▪	The amount of comparable loans available for sale;

▪	The levels of prepayments of, or defaults on, loans;

▪	The types and volume of loans we sell;

▪	The level and volatility of interest rates; and

▪	The quality of our loans.

The advance rates offered by lenders willing to hypothecate our mortgages and personal loans vary from time to time. Factors that may determine the advance rate we receive from our loans could include:

▪	The credit worthiness of the borrower

▪	The performance of our portfolio of loans

▪	Default rates

▪	Delinquency rates.

If we are unable to implement our Internet strategy successfully our growth would be limited. A substantial portion of our planned future growth depends on our ability to originate loans on the Internet. Our Internet success will depend, in part, on the development and maintenance of the Internet's infrastructure and consumer acceptance of the Internet as a distribution channel for mortgages and personal loans. Internet-based mortgage lending is relatively new, and we cannot assure you that consumers will increase their use of the Internet for obtaining mortgage and/or personal loans. Our ability to significantly increase the number of loans we originate over the Internet and to continue to originate loans profitably over the Internet remains uncertain.

The success of our online business depends on system integrity and security. The performance of our Web site and the Web sites in which we participate is important to our reputation, our ability to attract customers and our ability to achieve market acceptance of our services. Any system failure that causes an interruption or an increase in response time of our services could result in fewer loan applications through our Web site. System failures, if prolonged, could reduce the attractiveness of our services to borrowers and clients. Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, such as that required on a mortgage loan application. Advances in computer capabilities, new discoveries in cryptography or other developments may result in a breach of the algorithms we use to protect customer data. If any compromise of our security occurs, it would injure our reputation, and could adversely impact the success of our business.

Our online success depends on our ability to adapt to technological changes. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and frequent new products and enhancements. As technological advances occur, and consumer expectations increase, we may be required to make significant changes to the design and content of our Web site to compete effectively. As the number of Web pages and users increases, we will need to modify our Internet infrastructure and our Web site to accommodate increased traffic. If we cannot modify our Internet systems, we may experience:

▪	system disruptions;

▪	slower response times;

▪	impaired quality and speed of application processing; and

▪	delays in reporting accurate interest rate information.

 If we fail to effectively adapt to increased usage of the Internet or new technological developments, our business will be adversely affected.

We face unknown risks associated with the establishment of our business segments that we intend to build around the development of resale broker network and a network specifically for Homeowner Associations and Property Management companies.

These risks are difficult to quantify, however, it is our judgment that we may face:

•	Potential for Developers to create their own resale outlet with their own financing

•	Depth of the market

•	The ability to replace defaulted contracts

•	Business concentration located in areas where the Company is not licensed to do business

•
 The impact on our program that may result of factors outside of our control such as general economic conditions, changes in traveling or vacationing habits or trends amongst consumers, or the impact of Association assessments and/or special assessments.

If we fail to effectively establish new business segments such as resale broker network and Homeowner Associations and Property Management companies, our business will be adversely affected by negatively impacted revenues.

 We face intense and increasing competition that could adversely impact our market share and our revenues. We face increasing competition from Internet-based lending companies and other timeshare mortgage lenders participating on Web sites, as well as from traditional mortgage lenders, such as commercial banks, savings and loan associations and other finance and mortgage banking companies. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well-established in the vacation ownership and timeshare markets we seek to penetrate. Many of our potential competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources. We cannot assure you we will be able to effectively compete against them or any future competitors.

 Competition may lower the rates we are able to charge borrowers, thereby potentially lowering the amount of premium income on future loan sales. Increased competition also may reduce the volume of our loan originations and loan sales. We cannot assure you that we will be able to compete successfully in this evolving market.

Changes in the timeshare industry could affect our operations. We operate within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

•	An oversupply of timeshare units;

•	A reduction in demand for timeshare units;

•	Changes in travel and vacation patterns; such as travel costs of fuel for both ground and air transportation

•	Negative publicity about the timeshare industry

We may be impacted by general economic conditions. Our customers may be more vulnerable to deteriorating economic conditions than those in the luxury or upscale timeshare markets. An economic slowdown in the United States could depress consumer spending for vacation intervals. Further, during an economic slowdown we could experience increased delinquencies in the payments of notes owed to us.

We are at risk for defaults by our customers. We offer financing to the buyers of vacation intervals. We focus on originating short-term, high-yield consumer notes. We bear the risk of default on these notes. When a buyer of a Vacation Interval defaults, we may have recourse against a Vacation Interval buyer for the unpaid price, but certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly we may chose to restate the terms of the loan obligation, and/or foreclose on a loan obligation secured by a deeded vacation interval, and will always pursue a vigorous collection effort on each and every delinquent consumer to prevent an event of default.

 We must comply with numerous government regulations and we are subject to changes in law that could increase our costs and adversely affect our business. Our business is subject to the laws, rules and regulations of various federal, state and local government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees we may charge, require us to make extensive disclosure, prohibit discrimination and impose qualification and licensing obligations on us. They also impose on us various reporting and net worth requirements. We also are subject to inspection by these government agencies. Our failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.

The timeshare and vacation ownership industry is regulated by both state and federal agencies. It is imperative that a timeshare company stay well-informed of new regulations, proposed regulations and general trends within the industry and regulation agencies. For example, in each timeshare transaction, the borrower has a statutory rescission period during which he or she may cancel the transaction. This statutory waiting period varies from state to state, and we cannot complete the loan transaction until the statutory rescission period has lapsed. Changes to a state’s rescission period, such as an increase in the waiting time required, could potentially harm our business by creating additional administrative burdens.

We face risks in regard to geographic expansion. We intend to expand our reach throughout the country by registering as a Mortgage Banker and completing the licensing requirements in States where there is a preponderance of timeshare projects and timeshare owners. We believe that this expansion will extend into new markets, and also enhance the existing markets in which we are licensed to do business. Our strategy involves focusing on geographic areas that we currently feel are under-served and tailoring our loan programs to better service existing markets.

If we lose any member of our senior management team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our growth strategy. We depend on the continued contributions of our senior management and skilled employees. We do not maintain key person life insurance policies on any of our officers. There is a risk that the loss of a significant number of key personnel could have negative effects on our results of operations. We may not be able to attract and hire highly skilled personnel to replace lost employees necessary to carry out our business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.

We also need to hire additional members of senior management to adequately manage our growing business. We may not be able to identify and attract additional qualified senior management. Competition for senior management in our industry is intense. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract and retain qualified senior management we may not be able to implement our business strategy effectively and our revenue may decline. Our success will be substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel. An inability to engage qualified personnel could materially adversely affect our ability to market our timeshare loan services. The loss of one or more of our key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business. See “Management.”

Risks related to Timeshare’s common stock and its market value:

The market for these shares is slow to develop,  so you may not be able to re-sell them. Our stock is traded on the Over the Counter Bulletin Board exchange. The Company is currently classified as a shell company which places additional restrictions on an investors ability to buy and sell shares of our common stock. There is no guarantee that a vigorous public market will develop. Due to the lack of a public market, the limited number of investors in our stock and the significant restrictions on the transferability of our common stock, you may not be able to re-sell your shares for money, ever.

Our stock is  subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock. A penny stock is generally a stock that:

▪	is not listed on a national securities exchange or NASDAQ,
▪	is listed in the "pink sheets" or on the NASD OTC Bulletin Board,
▪	has a price per share of less than $5.00 and
▪	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability,

- delivery of certain information and disclosures to the purchaser, and

- receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive office is located in Las Vegas, Nevada, where we have a month-to-month office services agreement to utilize a space of 150 square feet for $650 per month. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease 4,624 square feet of office space in Irvine, California for $8430 per month. This lease is for 40 months, expiring on October 31, 2010. This space will allow for the anticipated growth in our California workforce for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceedings that will have a material adverse affect on its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 11, 2008, the Company’s common stock  has been quoted on the OTC Bulletin Board under the symbol “TMSH.OB”

During 2007, the Company filed a request for clearance of quotations on the OTC Bulletin  Board  under  SEC Rule  15c2-  11,  Subsection  (a)(5)  with NASD Regulation Inc.

The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid and ask prices of the Company’s common stock from March 11, 2008 through April 4, 2008, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High*	Low*
March 11, 2008 – April 14, 2008	$.25	$.15

On April 14, 2008, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $0.20 per share.

As of the date of this Report, we have approximately 73 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Compamy’s Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividends

 The Company’s board of directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

On March 9, 2007, TimeShareLoans.com and Timeshare Holdings Inc., entered into an agreement and plan of reorganization whereby Timeshare Holdings acquired TimeShareLoans.com in exchange for 29,991,000 restricted common shares of Timeshare Holdings.

From February 10, 2007 to April 2, 2007, we entered into subscription agreements with the following investors for the issuance of common stock in the aggregate amount of $7,600.00.

Last Name	First Name	Subscription Date	Amount in Dollars
Hull	Alan M.	02/10/07	$100
Hull	Diane L.	02/10/07	$100
Brundage	Margaret	02/12/07	$100
Brundage	Richard	02/12/07	$100
Brinegar	Aubrey	02/14/07	$100
Brinegar	Brian	02/14/07	$100
Hull	Ashley	02/14/07	$100
Hull	Bryant	02/14/07	$100
Hull	Jason	02/14/07	$100
Hull	Sarah	02/14/07	$100
Klosterman	Jack	02/15/07	$100
Smith	Brenda	02/15/07	$100
Smith	James	02/15/07	$100
Conti	John & Marcia	02/16/07	$100
Jackson	Richard & Trudy	02/20/07	$100
Hidalgo	David	02/21/07	$100
Hidalgo	Kathy	02/21/07	$100
Munley	Gerald & Barbara	02/24/07	$500
Barton	Patricia	03/01/07	$100
Barton	Sterling	03/01/07	$100
Kessler	Paige	03/03/07	$100
Hidalgo	Trista	03/09/07	$100
Skorka	Mark	03/09/07	$100
Couch	Carol	03/11/07	$100
Denton	Aleatha Lynn	03/11/07	$100
Denton	Autumn	03/11/07	$100
Denton	Natalie	03/11/07	$100
Moseley	Michael	03/11/07	$100
Moseley	Steven	03/11/07	$100

Rens	Douglas	03/11/07	$100
Rens	Jane	03/11/07	$100
Yach	Richard & Teresa	03/20/07	$100
Cook	Darlene	03/21/07	$100
Erickson	Rae	03/21/07	$200
Ewert	Arline	03/21/07	$200
Giorgione	Steven & Nancy	03/21/07	$500
Zuckerman	Janice	03/21/07	$100
Brundage	Daniel K.	03/22/07	$100
Brundage	Diane L.	03/22/07	$100
Brundage	James M.	03/22/07	$100
Brundage	James M. II	03/22/07	$100
Cook	Donald	03/22/07	$100
Guerra	Jan C	03/23/07	$100
Guerra	Michael	3/23/2007	$100
Andrews	Catherine	03/25/07	$200
Andrews	Jerome	03/25/07	$100
Goldstein	Jerome	03/26/07	$100
Bland	Robert & Katherine	03/27/07	$1000
Griffith	Bonnie	03/28/07	$100
Casamento	Laura	3/29/2007	$100
Manhardt	Amy	04/02/07	$100
St. Clair	Cory	04/13/07	$500
		Total	$7,600

During the year ended December 31, 2007 the Company issued 152,213 (post merger) shares of common stock for cash at a per share price of $0.79.  Also, the Company issued an aggregate 126,844 (post merger) common shares of the Company for services rendered on behalf of the Company.  These shares were valued at a per share price of $0.71.

On May 18, 2007 The Company entered into a subscription agreement with LEA Management Group, LLC for the issuance of 100,000 shares of common stock, at a price of $.50 per share in the amount of $50,000.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Timeshare or executive officers of Timeshare, and transfer was restricted by Timeshare in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

Additionally, in March of 2008 the Company had effectively registered or “Blue Skied” 10,000,000 shares of its common stock for sale in the state of California through a Private Placement.  The state of California requires investors to meet or exceed “Super Suitability” standards and places additional restrictions on the trading of those shares. The potential net proceeds of this offering will be up to $5,000,000.

Equity Compensation Plan Information

As of the date of this report, the Company neither has any securities authorized for issuance under any equity compensation plans nor does it have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

TimeShareLoans.com, Inc. was incorporated on July 12, 2005 to provide financing for consumers wishing to purchase and/or refinance vacation ownership intervals in the secondary, or resale market, or elsewhere. Timeshare Holdings Inc. was incorporated in Nevada on January 30, 2007 with the intent of merging with TimeShareLoans.com, Inc.

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

As a result of the transaction outlined above, the operations of the Company are comprised of the operations of Timeshare and TimeshareLoans.com, Inc.

Plan of Operations

Upon commencement of offering our loan products to the public, our Plan of Operations for the first twelve months is to introduce our lending operations through a variety of marketing programs over a wide geographic area, while maintaining our credit quality. By offering a diversified product line of financing options heretofore not widely available to the consumer, and maintaining a high level of service, the Company anticipates a level of acceptance that will allow it to grow its portfolio of receivables on a consistent growth pattern.

To accomplish this strategic plan, the Company will implement its core marketing programs, as discussed in detail in our Business Model section, which will allow it to offer new loan products through the internet, direct mail and referral programs, expansion of its network of correspondent real estate brokers as well as the introduction of its programs and products to homeowners associations that have been abandoned by project developers or been left on their own due to the completion of the developers’ sales efforts.

Simultaneously, the Company will expand its geographic diversity by finalizing its licensing requirements in eighteen States throughout the Country that represent locations accounting for approximately sixty five (65) percent of the timeshare projects, and consumer residences that currently own vacation intervals.

To manage this growth, the Company will need to attract qualified personnel for key managerial as well as operational positions. During the next twelve months, the Company will employ an additional twelve people that will be joining the Company on a phased basis as the Company’s operations expand. Our strategic plan is to fill one managerial and three operational positions at the onset of full scale operations. The Company will also add two outside directors to its Board for governance.

During the next twelve months, the company will require funding to supplement our anticipated revenues and fund our continuing operations. Resultantly, Company officials will be developing additional sources of capital to fuel its loan originations of non-deeded vacation interval product that supplement its loan originations of deeded timeshare intervals, as well as the sale of its stock to the public to cover operational shortfalls and start up costs.

The following is a synopsis of management’s forecast for the first twelve months of full operations. This forecast was built upon our good faith estimates, conservatively cast, and assuming a successful initial public offering:

Loans Originated:

Mortgage Loans Originated	878
Personal Loans Originated	263
Total Loans Originated	1141

Funding:

Mortgage Loans	$8,780,000
Personal Loans	2,630,000
Total Funding	$11,410,000

Revenues:

Fee, Interest,
And service fee income	$1,624,000

Operational Expenses	$2,587,000

Loss from Operations	$963,000

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our operations and our financial results. These trends include:

The growth of secondary market sales. Our market research has shown that the secondary-financing niche is currently underserved . The vacation ownership industry has continued to grow year after year and currently industry sales are estimated to be in excess of $10 Billion annually. Based on industry data, it is estimated that 40% of vacation ownership owners wish to acquire additional intervals or use periods. At the same time, approximately 25% of owners will at any given time wish to sell their interval. Currently, the American Resort Development Association (ARDA) estimates that approximately 4.4 Million US resident households own vacation ownership. Utilizing an average secondary market price of $4,500 per interval the potential market for secondary market sales is approximately $4 Billion and growing each year. The primary impediment to the actual growth of secondary market sales has been a lack of consumer financing. Despite the lack of financing the secondary market for vacation ownership sales is approaching $1,000,000,000 annually.

The continued popularity and growth of vacation ownership. Over the past 10 years, vacation ownership has been one of the fastest growing sectors of the vacation and real estate industries. Current sales levels are estimated to be about $10 billion annually at resorts located within the United States alone. Estimated International sales exceed $2 billion. Growth of the industry has been rapid. Current annual United States sales volume is estimated to be more than 400,000 vacation ownership weeks. Just 10 years ago, total volume (intervals sold) was only 29,000 weeks. The total number of vacation ownership resorts within the United States has increased during the last 10 years from 1,000 to over 1,600 (of all sizes and status) and, during the past decade, over one-half of all households in the country who have purchased resort properties have purchased a vacation ownership interest.

The continued success in the travel and tourism industries. Vacation ownership is also an increasingly important element in the travel industry. Besides high sales volume, vacation ownership offers many cost and operational advantages over other forms of vacation accommodation. According to economic impact studies conducted by Ragatz Associates, vacation ownership resorts experience an average annual occupancy rate of about 85% with minimal seasonal fluctuations. By comparison, the average resort hotel experiences about 60% occupancy and, often, extreme seasonality.

Continued confidence in the economy and consumer spending on travel. Depending upon location, vacation ownership owners spend about $170 per day per visitor party in the local resort area, primarily in eating and drinking establishments. This is 1.3 to 1.6 times as much as the average spent by all visitor parties in the same areas. vacation ownership development generates (directly and indirectly) about one job per vacation ownership unit, and produces 2.5 to 7.5 times as much local government revenue as it consumes. These figures do not include construction, maintenance, or travel services expenditures, which add significantly to the total economic impact of vacation ownership. Because of the growing impact of vacation ownership, interest in this sector by the travel industry and others is growing. A number of major hotel chains have become involved in vacation ownership development, and increasingly, travel products specifically intended to serve the vacation ownership owner are being provided.

Results of Operations

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Revenues remained at $0 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006.  There has been no increase or decrease to Revenues.

Cost of sales remained at $0 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006. There has been no increase or decrease to Cost of Sales.

Operating Expenses decreased  93 % to $ 389,048 for the year ended December 31, 2007 compared to $ 5,960,672 for the year ended December 31, 2006.  This decrease is attributable primarily to a reduction in the level of start up costs.

Interest expenses increased 46% to $ 27,312 for the year ended December 31, 2007 compared to $ 18,724 of interest expense for the year ended 30, 2006. The increase in interest expenses is attributable to increased borrowing to fund start up expenses.

Net loss decreased  93% to $ 402,509 for the year ended December 31, 2007 compared to $ 5,979,396 for the year ended December 31, 2006 as a direct result of lower levels of start up costs.

Liquidity and Capital Resources

Our total current assets at December 31, 2007, comprised of cash, receivables, and prepaid expenses were $12,570. Additionally, we had shareholder equity/(deficit) in the amount of ($466,446) at December 31, 2007. This difference was attributable to the sum of fixed assets, $15,910 and other assets of $9,127 less current liabilities of $504,053.

Our cash on hand increased  to $ 2,191 as of December 31, 2007 compared to $ 225 as of December 31, 2006.

Our receivables at December 31, 2007 were $ 5,323. This is attributable to sub-tenant rental revenues from our California office location.

As of December 31, 2007 we had a working capital deficiency of $ 491,483.  A major portion of our debt is attributed to consulting fees, accounting fees, attorney fees, and public company start up expenses.  We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at December 31, 2007 was $ 277,060. We expect to pay off the entire $277,060 by year-end 2009. We plan to pay this with proceeds from private placement stock offering.

At December 31, 2007 we had $0 bank debt.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2007	F-3 – F-4
Consolidated Statements of Operations for the Period From December 31, 2006 through December 31, 2007	F-5
Consolidated Statements of Shareholders' Equity for the Period From December 31, 2006 through December 31, 2007	F-6
Consolidated Statements of Cash Flows for the Period From December 31, 2006 through December 31, 2007	F-7 – F-9
Notes to Consolidated Financial Statements	F-10 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Timeshare Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Timeshare Holdings, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the periods ended December 31, 2007 and 2006, and for the period July 12, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeshare Holdings, Inc. as of December 31, 2007 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, and for the period July 12, 2005 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Timeshare Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Timeshare Holdings, Inc. has suffered recurring losses, negative cash flows from operations, and has working capital deficiencies during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisolm, Bierworld & Nilson LLC
Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
April 11, 2008

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Balance Sheet
ASSETS
December 31,
2007

Current Assets
Cash	$2,191
Receivable	5,323
Prepaid Expense	5,056

Total Current Assets	12,570

Fixed Assets
Furniture, Fixture & Equipment (Net)	15,910

Total Fixed Assets	15,910

Other Assets
Deposit	9,127

Total Other Assets	9,127

TOTAL ASSETS	$37,607

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$136,843
Accrued Interest	38,774
Accrued Expenses	51,376
Note Payable- Related Party	277,060

Total Current Liabilities	504,053

Total Liabilities	504,053

Commitments	-

Stockholders' (Deficit)
Common stock – December 31, 2007: 300,000,000 Shares Authorized
at $0.001 Par Value; 30,167,000 Issued and Outstanding;	30,167

Additional Paid-In-Capital	6,068,239
Deficit accumulated during the Development Stage	(6,564,852)

Total Stockholders' (Deficit)	(466,446)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$37,607

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations

			Accumulated from
			July 12, 2005
			(inception) through
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues, Net	$-	$-	$-

Operating Expenses
Salaries	49,289	76,336	184,533
Compensation Cost	90,059	5,542,247	5,632,306
Professional Fees	125,655	190,887	316,542
General & Administrative	124,045	151,202	399,286

Total Operating Expenses	389,048	5,960,672	6,532,667

Loss From Operations	(389,048)	(5,960,672)	(6,532,667)

Other Income (Expense)
Other Income	13,851	0	13,851
Interest Expense	(27,312)	(18,724)	(46,036)

Total Other Income (Expense)	(13,461)	(18,724)	(32,185)

Loss Before Income Taxes	(402,509)	(5,979,396)	(6,564,852)
Income Tax Expense	-	-	-

Net Loss	$(402,509)	$(5,979,396)	$(6,564,852)

Basic and fully diluted earnings per share:
Loss per share	$(0.01)	$(0.24)

Weighted average shares outstanding	30,112,526	24,962,066

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders Equity

							Total
			Common Stock			Accumulated	Stockholders'
			Shares	Amount	Paid in Capital	Deficit	Equity

Balance, July 12, 2005			-	$-	$-	$-	$-

Shares issued for Founders
@	$0.01	per share	21,563,483	21,564	(13,064)		8,500

Shares issued for cash
@	$0.79	per share	253,688	254	199,746		200,000

Loss for the period ended
December 31,2005						(182,947)	(182,947)

Balance December 31, 2005			21,817,171	21,818	186,682	(182,947)	25,553

Shares issued for cash
@	$0.79	per share	88,791	88	69,912		70,000

Shares issued for services
@	$0.71	per share	7,805,981	7,806	5,534,441		5,542,247

Loss for the year ended
	December 31,2006					(5,979,396)	(5,979,396)

Balance December 31, 2006			29,711,943	29,712	5,791,035	(6,162,343)	(341,596)

Shares issued for cash
@	$0.79	per share	152,213	152	119,848		120,000

Shares issued for services
@	$0.71	per share	126,844	127	89,932		90,059

Shares issued pursuant to
a Private Placement for cash
@	$0.10	per share	76,000	76	7,524		7,600

Contributed Capital			-	-	10,000		10,000

Shares issued for cash
@	$0.50	per share	100,000	100	49,900		50,000

Loss for the yea ended
December 31, 2007						(402,509)	(402,509)

Balance December 31, 2007			30,167,000	$30,167	$6,068,239	$(6,564,852)	$(466,446)

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows

			Accumulated from
			July 12, 2005
	Year Ended	Year Ended	(inception) through
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net (Loss)	$(402,509)	$(5,979,396)	$(6,564,852)
Common stock issued for services	90,059	5,542,247	5,640,806
Depreciation & Amortization	3,624	3,016	7,027
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(5,323)		(5,323)
(Increase) Decrease in Deferred Financing	25,000	-	-
(Increase) Decrease in Prepaid Expense	(5,056)	-	(5,056)
Increase (Decrease) in Accounts Payable	14,156	122,687	136,843
Increase (Decrease) in Accrued Interest	26,880	11,563	38,774
Increase (Decrease) in Accrued Liabilities	51,376		51,376

Net Cash (Used) by Operating Activities	(201,793)	(299,883)	(700,405)

Cash Flows from Investing Activities:
Deposits	(9,127)		(20,347)
Purchase of Property and Equipment	(527)	(11,190)	(22,937)

Net Cash (Used) by Investing Activities	(9,654)	(11,190)	(43,284)

Cash Flows from Financing Activities:
Proceeds from Stock Issuances	177,600	70,000	447,600
Capital Contributed	10,000		10,000
Proceeds from Notes Payable - Related Party	69,006	236,747	320,253
Repayment of Notes Payable - Related Party	(43,193)		(43,193)

Net Cash Provided by Financing Activities	213,413	306,747	734,660

Increase (Decrease) in Cash	1,966	(4,326)	(9,029)

Cash and Cash Equivalents at Beginning of Period	225	4,551	-

Cash and Cash Equivalents at End of Period	$2,191	$225	$(9,029)

Cash Paid for:
Interest	$432	$6,381	$6,813
Income Taxes	$-	$-	$-

Non cash Financing Activities:
Common Stock issued for services	$90,059	$5,542,247	$5,640,806

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

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

b.  Basis of Presentation and Accounting Method

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, (“SEC”) for the presentation of financial information.  These consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company recognizes income and expense on the accrual basis of accounting.  The Company has elected a December 31 year end.

c. The Principles of Consolidation

The consolidated financial statements include the accounts of Timeshare Holdings, Inc. and its wholly owned subsidiary, TimeShareLoans.com, Inc.  All material inter-company accounts and transactions have been eliminated in the consolidation.

d. Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to the origination of short term, high yield consumer loans.  The Company has three main revenue streams that are: origination fees, interest spread and servicing fees.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's revenues are generated from the sale of its loan products, and performance of professional services regarding the origination and servicing of consumer loans.

Origination Fees – Origination fees are fees that the Company charges to approved borrowers.  These fees range from $899 to $1999 based upon the underlying loan amount of the vacation interval product being purchased or re-financed that secures the loan facility.  These fees are earned and collected from the borrower at the close of escrow of each consumer loan transaction, and may be changed from time to time based on market conditions.

Interest Spread – The Interest Spread (the difference between the Company’s cost of funds, interest expense, and the interest income that the Company earns from its consumer loan facilities) is estimated at an arbitrage factor of 6%. The Company accrues interest income as it is earned and interest expense as it is incurred.

Servicing fees- The Company will assess a servicing fee of $6.00 per month on all active loan receivables.  These fees will be billed to the loan obligor monthly and collected along with the monthly mortgage payments of pricipal and interest.  These fees will be used to offset the servicing software costs incurred by the Company.  Net income per month is projected to be $.75 per active loan. The Company recognizes servicing fee income on a cash basis.

e. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. This amount is expected to be received with the first ____ months of 2008.

f. Receivables

The company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance.  The Company regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. As a development stage company, the Company has not yet commenced operations; therefore there were no consumer accounts receivable at December 31, 2007 or at December 31, 2006.

The Company booked a receivable resulting from sub-tenants occupancy of space at the Company’s Irvine office. These amounts are expected to be received during the first and second quarters of 2008.

g. Property & Equipment

Property and equipment are recorded at cost.  Depreciation is recorded using the straight line method over the estimated useful lives of between 3 and 7 years.

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the period ended December 31, 2007 and December 31, 2006 was $ 3,624 and $ 3,016 respectively.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment consist of the following:

	December 31, 2007	December 31, 2006

Furniture and Equipment	$22,937	$22,410
Less Accumulated Depreciation	(7,027)	(3,403)
Total Property & Equipment	$15,910	$19,007

The Company accounts for its long-lived assets in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

h. Offering Costs

The Company capitalizes syndication costs, consisting of items incurred for the packaging and promotion of syndicating the Company.  These include printing and preparation costs, legal costs, and tax opinions associated with the marketing of the offering.  These costs will be offset against the offering proceeds upon its completion.

i. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

j.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The Company did not have any outstanding common stock equivalents at December 31, 2007 and December 31, 2006.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share is calculated as follows:

Basic and fully diluted earnings per share:	December 31,2007	December 31,2006
Net loss	(402,509)	(5,979,396)

Weighted average shares	30,112,526	24,962,066

Loss per share	$(0.01)	$(0.24)

k.  Capital Structure and Security Rights

Common stock – The Company is authorized to issue three hundred million (300,000,000) shares of common stock, par value $0.001 per share, of which thirty million, one hundred sixty-seven thousand (30,167,000) shares have been issued. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidation rights.

l. Recently Enacted Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and post retirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets -- an Amendment of FASB Statement No. 140 ("SFAS 156")." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Financial Accounting Standards Board Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of
SFAS 156 will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to (a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS 155 will have no impact on the financial statements of the Company once adopted.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

m. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

NOTE 2 – GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern.  The company has recurring net losses, negative working capital and negative cash flow from operations, and is dependent upon raising capital to continue operations.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 – GOING CONCERN (continued)

various financial institutions where possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is Management’s plan to generate additional working capital from an Initial Public Offering to investors, as more fully discussed in the following paragraphs, and then begin offering a new and better way to accommodate purchases and re-finances of resale timeshares by consumers.

NOTE 3 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes.  The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carry forward that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2007 is as follows:

Deferred tax asset:	December 31, 2007	December 31, 2006
Net operating loss carry forward	2,232,050	2,095,197
Valuation allowance	(2,232,050)	(2,095,197)
	0	0

The components of income tax expense are as follows:

	December 31, 2007	December 31, 2006
Current Federal Tax
Current State Tax
Change in NOL Benefit	136,853	2,032,995
Valuation allowance	(136,853)	(2,032,995)
	0	0

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.  These losses are as follows:

Year/Period of Loss	Amount	Expiration Date
December 31, 2005	$182,947	2025
December 31, 2006	$5,979,396	2026
December 31, 2007	$402,509	2027

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (NOTE PAYABLE RELATED PARTY)

The Company has issued Promissory Notes to corporate officers, directors and investors that are also shareholders of Timeshare Holdings, Inc. The Notes are unsecured, bare interest at rates of 9.5%-12% per annum and are due on demand. Accrued interest as of December 31, 2007 was $ 38,774.

The Company’s President funded the Company with Loans for $7,500 at an interest rate of 12% in 2005, and also funded th Company with loans for $45,190, at an interest rate of 10% and $40,493, at an interest rate of 12% in 2006. In 2007, the President funded Loans in the amount of $30,898 at an interest rate of 12%. The Company has repaid $ 43,193 of those loans in 2007. All notes are due on demand.  The Company’s President indirectly owns 10,311,000 shares, 34.4%, of the total issued and outstanding shares of the Company through a family trust. Accrued interest as of December 31, 2007 was $12,515.

The Company’s Chief Financial Officer funded the Company with Loans of $158,064, at an interest rate of 12% in 2006. In 2007, the Chief Financial Officer, funded the Company with Loans totaling $8,108, at an interest rate of 12%. All notes are due on demand. The Company’s Chief Financial Officer indirectly owns 6,514,000 shares, 21.7%, of the total issued and outstanding shares of the Company through a family trust. Accrued interest as of December 31, 2007 was $ 25,304.

The Company issued Promissory Notes in the amount of $ 30,000 to investors that are also shareholders of Timeshare Holdings, Inc. for loans made to the company made in 2007. The Promissory Notes bare interest at a rate of 9.5% per annum, are unsecured and are due upon demand.  Accrued interest as of December 31, 2007 was $ 955.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is currently not a party to any pending litigation, and is not aware of any threatened litigation that has not been addressed and/or resolved.

Operating Leases

The Company currently leases space for its Irvine, California office, consisting of approximately 4,624 square feet of office space, located at 16842 Von Karman Ave, Bldg. 400, 2nd Floor, Irvine, California.  Monthly lease payments are $8,430 and the lease expires on June 30, 2010.

The Company's administrative staff and headquarters are located in Las Vegas, Nevada.  The office space is located at 2350 S Jones Blvd, Ste. 101, Las Vegas, Nevada, 89146. The monthly lease payment of the location is $650 per month, for approximately 150 square feet. The term of the Office Services Agreement is determined on a month-to-month basis.  The Company anticipates increasing square footage as needed, and rent increasing to $1250 per month in 2008, and $1500 per month by 2009.

The Company follows the guidance in the FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases” and records rent expense using straight-line over the life of each lease.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Total Lease Commitments	Year	December 31,
	2008	94,474
	2009	94,474
	2010	78,729
	Thereafter	-
	Total	$267,677

Rent Expense for the period ended December 31, 2007 and December 31, 2006 was $97,437 and $ 52,380, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In March of 2008 the Company had effectively registered or “Blue Skied” 10,000,000 shares of its common stock for sale in the state of California through a Private Placement.  The state of California requires investors to meet or exceed “Super Suitability” standards and places additional restrictions on the trading of those shares. The potential net proceeds of this offering will be up to $5,000,000.  As of April 7, 2008 the Company has sold 172,331 shares of common stock to eight investors for $26,000.

NOTE 7 – STOCKHOLDERS’ (DEFICIT)

As a result of the Agreement, dated March 9th 2007, as described above, THoldings issued 29,991,000 shares of common stock to the shareholders of TSL in exchange for the 1,182,700 shares of common stock of TSL, a Development Stage Company, which is reflected in our financial presentation as a forward split. The transaction represented an exchange of 100% of the outstanding and issued common shares of TSL, a Development Stage Company.   The existing Shareholders of TSL, exchanged their shares desiring that the transaction be qualified as a tax free reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1968, as amended.  The Internal Revenue Service, “IRS”, has not ruled on this transaction.

During the first and second quarter of 2007, THoldings issued and sold for cash 76,000 shares of its common stock at a price of $0.10 to qualified investors through a private placement which was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended.

During the first quarter of 2007, the Company issued 152,213 (post merger) shares of common stock for cash at a per share price of $0.79.  Accordingly, common stock and additional paid-in-capital have been charged $152 and $119,848. Also during the first quarter of 2007, the Company issued an aggregate 126,844 (post merger) common shares of the Company for services rendered on behalf of the Company.  The shares were valued at a per share price of $0.71.

During the second quarter of 2007, the Company issued 100,000 shares of common stock for cash at a price of $.50 per share.  Accordingly, common stock and additional paid in capital have been charged $100 and $49,900 respectively.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 – STOCKHOLDERS’ (DEFICIT) (continued)

The Company did not sell nor issue shares for services during the third and fourth quarter of 2007.  The balance of authorized and issued shares of Timeshare Holdings, Inc. common stock as of December 31, 2007 is 30,167,000 shares.

During 2006, the Company issued a total of 7,805,981 (post merger) shares of common stock for services rendered on behalf of the Company.  The shares were valued at $0.71 per share.

During the years ended December 31, 2005 and 2006, the Company issued 253,688 and 88,791 (post merger) shares of common stock for cash.  The shares were issued at a price of $0.79 per share.  Accordingly, common stock and additional paid-in-capital have been charged $254 and $199,746, and $88 and $69,912, respectively.

During the year ended December 31, 2005, the Company issued 21,563,483 (post merger) shares to certain individuals as founder shares.  These shares were valued at $0.01 per share.  Accordingly, common stock has been credited in the amount of $21,564 and additional paid-in-capital has been debited $13,064 to properly reflect the transaction subsequent to the merger and plan of reorganization.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors and executive officers.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers.

The directors and executive officers serving the Company are as follows:

Name	Age	Position

Paul Kenneth Thompson	60	Chief Executive Officer and Chairman of the Board

Frederick Henry Conte	56	President, Chief Financial Officer, Director

Lynn Denton	48	Secretary, Vice President, Director of Loan Administration

Paul Kenneth Thompson has served as a Director and as the Chief Executive Officer and President of TimeShareLoans.com, Inc. since July 22, 2005. Mr. Thompson is also co-founder of Timeshare Holdings and has served as a Director and Chief Executive Officer since its inception in January 2007. Mr. Thompson holds his Real Estate Broker License in the State of California and is a licensed loan officer in the State of North Carolina and Virginia. Since 1997, Mr. Thompson is founder and has served as President of National Mortgage Lending, Inc. or NMLI, a residential mortgage lender doing business in 40 states. In 1996 he served as a principle for a SEC Investment company, Catalina Capital Management, Inc. Mr. Thompson has spent the last twenty years in founder, executive and broker positions. Mr. Thompson attended UCLA, has been a member of American Resort Development Association (ARDA) since 1999, and served on the ARDA Finance Committee for 7 years.

Frederick Henry Conte has served as co-founder, Treasurer, Chief Financial Officer and Director of TimeShareLoans.com, Inc. since 2005. Mr. Conte has also served as a founder, President and Chief Financial Officer of Timeshare Holdings’ and a director since its inception in January 2007. Prior to joining Timeshare Holdings, Mr. Conte served in various executive leadership positions with several land development timeshare and resort companies. Mr. Conte is the founder of FAVA Enterprises, LLC, a real estate consulting firm. Mr. Conte received his Bachelor’s Degree from Syracuse University, and has earned the designation of Registered Resort Professional (RRP) by the American Resort Development Association (ARDA), sat on several ARDA committees and was member of the ARDA Board of Directors for many years.

Lynn Denton has served as co-founder,  Secretary and a Director of TimeShareLoans.com, Inc. since October 2005. Ms. Denton also has served as Timeshare Holdings’ founder, Secretary and Director since its inception in January 2007. For twenty-three years prior to joining Timeshare Holdings, Inc., Ms. Denton served in various management and loan administration positions at Cendant Timeshare Resort Group. As Director for Cendant Timeshare Resort Group she established an in-house collection operation to support Property Owner Associations with collection of defaulted annual Maintenance Fees. She grew the business by over 200% in the first 4 years. Ms. Denton developed and implemented the Cendant Timeshare Resort Groups’ business plan to service and collect on their portfolio of over $1,5MM in open receivables within acceptable currency standards. Ms. Denton attended the University of Central Arkansas, and has successfully passed the requirement of the American Resort Development Association’s (ARDA) AIF Qualification (ARDA International Foundation) test demonstrating her commitment to quality, industry knowledge, integrity and pledge to adhere to ARDA’s Code of Standards and Ethics.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the year ended December 31, 2007.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the years ended December 31, 2007 and 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total

Paul Kenneth Thompson Chief Executive Officer	2007 2006	$0 $10,716	- 0 -	- 0 -	- 0 - -0-	- 0 - -0-	- 0 - -0-	$_0_ $10,716

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2007 and 2006, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2007 and 2006. No equity awards were granted during the year ended December 31, 2007.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have any written employment agreements.

Director Compensation

We do not compensate our directors for their time spent on our behalf. The Company has no standard arrangement for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of April 8, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. .

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock, beneficially owned by them.

	Number of Shares
Name and Title of Beneficial Owner	Beneficially Owned(1)		Percentage Ownership

Paul Kenneth Thompson	10,311,000	(2)	34.1%
Chairman,
Chief Executive Officer, and Director

Frederick Henry Conte	6,514,000	(3)	21.7%
Chief Financial Officer, President and Director

Lynn Denton	751,000		2.5%
Secretary and VP, Director of Loan Admin.

Directors and executive officers	17,576,000		58.2%
as a group (3 persons)

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)	Includes 10,311,000 shares indirectly owned by Mr. Thompson through the Thompson Family Trust.
(3)	Includes 6,514,000 shares indirectly owned by Mr. Conte through the Frederick H. Conte and Bernadette R. Conte Family Trust.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

LEA Management Group, LLC. and our Company

In December 2006, LEA Management Group, LLC, or LEA, and the Company entered into an Agreement for Services. Pursuant to the Agreement for Services, LEA agreed to restructure TimeShareLoans.com, Inc. through the creation of a holding company, Timeshare Holdings, Inc. and facilitate the business combination described elsewhere in this report form 10-KSB. As payment for the services rendered by LEA, TimeShareLoans.com, Inc. agreed to pay LEA according to the following timeline and amount:

•
Fifteen percent of Timeshare Holdings, Inc.’s common stock (4,500,000 shares) are to be placed in escrow and a portion of those shares are to be released to LEA upon acceptance of Timeshare Holdings, Inc. as an OTCBB listed company by the NASDAQ. Twenty-five percent of the shares shall remain in escrow for eighteen months;

•	$100,000 due in three equal payments before the Company is accepted as a public company with the SEC; of which two payments of $33,333 each have already been made to LEA Management Group.

•
Thirteen percent of Timeshare Holdings, Inc’s common stock (3,900,000 shares) are to be placed in escrow and a portion of these shares are to be delivered to The Research Evaluation Center upon acceptance of Timeshare Holdings, Inc. as an OTCBB listed company by NASDAQ. Twenty-five percent of the shares shall remain in escrow for eighteen months or until released by Timeshare Holdings Inc.; and

•
Twelve percent of Timeshare Holdings, Inc’s common stock (3,600,000 shares) are to be placed in escrow and delivered to a mutually acceptable PR/IR firm upon acceptance of Timeshare Holdings, Inc. as an OTCBB listed company by NASDAQ, as required to fund PR/IR activities. These shares are  registered.

National Mortgage Lending, Inc. and our Company

National Mortgage Lending, Inc., (“NMLI”), is wholly owned by Paul Kenneth Thompson, the CEO, President and Director of the Company. On February 1, 2006, TimeShareLoans.com, Inc. and NMLI entered into a Service Agreement whereby NMLI agreed to assist TimeShareLoans.com, Inc. in resolving any serious delinquency or default on any timeshare loans. The term of the Services Agreement is five years, and will be automatically renewed every year thereafter unless proper notice is given. Pursuant to the Services Agreement, NMLI is entitled to receive collection fees from each borrower to whom NMLI provides refinancing assistance.

Upon finalization of the new lease discussed elsewhere, NMLI has become a sub-tenant for the space in Irvine, California leased by the Company, as described in “Leases.”

Debt associated with major shareholders

The Company has issued Promissory Notes to corporate officers and directors and investors who are shareholders of the company. The Notes are unsecured, bare interest at rates of 9.5%-12% per annum and are due on demand. Accrued interest as of December 31, 2007 was $38,774.

The Company’s CEO funded the Company with loans for $45,190 at an interest rate of 10% and $40,493 at an interest rate of 12% in 2006.  In 2007, the CEO funded loans in the amount of $30,898 at an interest rate of 12%.  The Company has repaid $43,193 of those loans in 2007.  All notes are due on demand.  The Company’s CEO indirectly owns 10,311,000 shares, 34.1%, of the total issued and outstanding shares of the Company through a family Trust.

The Company’s President and CFO funded the Company with loans of $158,064 at an interest rate of 12% in 2006.  In 2007, the President and CFO funded the Company with loans of $8,108 at an interest rate of 12%.  All notes are due on demand.  The Company’s President and CFO indirectly owns 6,514,000 shares 21.6%, of the total issued and outstanding shares of the Company through a family Trust.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

ITEM 13.	EXHIBITS.

Exhibits:

Exhibit No.	Description of Exhibit
2.1
 Agreement and Plan of Reorganization between Timeshare Holdings Inc. and TimeShareLoans.com, dated March 9, 2007 (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)

3.1	Articles of Incorporation (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)
3.2	By-laws (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)
10.1
Service Agreement entered into with LEA Management Group, date December 6, 2006 (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)

10.2
Service Agreement entered into with National Mortgage Lending Inc., dated February 1, 2006 (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)

10.4	Subscription Agreements (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)
10.5	Escrow Agreement to be filed by amendment
10.6	Waiver Agreement, dated July 20, 2007 (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)
21.1	List of Subsidiaries of the Company (Incorporated by reference to Form SB-2 (File No. 333-145409), filed with the Securities and Exchange Commission on August 13, 2007)
23.1	Report of Independent Registered Public Accounting Form (Chisolm Bierwolf & Nielsen LLP) (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $ 2,270.

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $ 36,071 for audit-related services during the year ended December 31, 2007.

Tax Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $ 0 for tax compliance or tax consulting services during the years ended December 31, 2007 and December 31, 2006.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008
TIMESHARE HOLDINGS, INC.

By:	/s/ Paul Kenneth Thompson
Paul Kenneth Thompson
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Paul Kenneth Thompson	Chief Executive Officer and Chairman of the Board of	April 15, 2008
Paul Kenneth Thompson	Directors

/s/ Frederick Henry Conte	President and Chief Financial Officer (principal financial	April 15, 2008
Frederick Henry Conte	and accounting officer) and Director

/s/ Lynn Denton	Secretary and Director	April15, 2008
Lynn Denton