Form 10-Q
period 2008-03-31
TIMESHARE HOLDINGS, INC.
filed 2008-05-14
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

TIMESHARE HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0476779 (I.R.S. Employer Identification No.)

2350 S. Jones Blvd., Ste. 101, Las Vegas, NV 89146
 (Address of principal executive offices, Zip Code)

(702) 215-5830
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of registrant’s common stock outstanding, as of May 12, 2008 was 30,167,000

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash	3,928	2,191
Receivable	13,284	5,323
Prepaid Expense	5,056	5,056
Total Current Assets	22,268	12,570
Fixed Assets
Furniture, Fixture & Equipment (Net)	15,010	15,910
Total Fixed Assets	15,010	15,910
Other Assets
Deposit	9,127	9,127
Total Other Assets	9,127	9,127
TOTAL ASSETS	46,405	$37,607
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts Payable	156,890	$136,843
Accrued Interest	46,527	38,774
Accrued Expenses	62,204	51,376
Note Payable- Related Party	297,010	277,060
Total Current Liabilities	562,631	504,053
Total Liabilities	562,631	504,053
Commitments
Stockholders' (Deficit)
Common stack-March 31, 2008: 300,000,000 Shares Authorized at $0.001 Par Value; 30,216,999 Issued and Outstanding;	30,217	30,167
2007: $0.001 Par Value; 30,167,000 Issued and Outstanding.
Additional Paid-In-Capital	6,075,689	6,068,239
Deficit accumulated during the Development Stage	(6,622,132)	(6,564,852)
Total Stockholders' (Deficit)	(516,226)	(466,446)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	46,405	$37,607

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Accumulated from July 12, 2005 (inception) through March 31,
	2008	2007	2008
Revenues, Net	$-	$-	$-
Operating Expenses
Salaries	12,994	11,191	197,527
Compensation Cost		90,059	5,632,306
Professional Fees	10,439	35,867	326,981
General & Administrative	38,549	16,980	437,835
Total Operating Expenses	61,982	154,097	6,594,649
Loss From Operations	(61,982)	(154,097)	(6,594,649)
Other Income (Expense)
Other Income	12,724	0	26,575
Interest Expense	(8,022)	(6,599)	(54,058)
Total Other Income (Expense)	4,702	(6,599)	(27,483)
Loss Before Income Taxes	(57,280)	(160,696)	(6,622,132)
Income Tax Expense
Net Loss	$(57,280)	$(160,696)	$(6,622,132)

Basic and fully diluted earnings per share:
Loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	30,169,037	30,008,303

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit

For the Period July 12, 2005 (Inception) to March 31, 2008

	Common Stock					Accumulated		Total Stockholders'
	Shares		Amount		Paid in Capital		Deficit		Equity
Balance, July 12, 2005	-	$		$		$		$
Shares issued for Founders @ $ 0.01 per share	21,563,483		21,564		(13,064)				8,500
Shares issued for cash @ $ 0.79 per share	253,688		254		199,746				200,000
Loss for the period ended
December 31,2005							(182,947)		(182,947)
Balance December 31, 2005	21,817,171		21,818		186,682		(182,947)		25,553
Shares issued for cash @ $ 0.79 per share	88,791		88		69,912				70,000
Shares issued for services @ $ 0.71 per share	7,805,961		7,806		5,534,441				5,542,247
Loss for the year ended
December 31,2006							(5,979,396)		(5,979,396)
Balance December 31, 2006	29,711,943		29,712		5,791,035		(6,162,343)		(341,596)
Shares issued for cash @ $ 0.79 per share	152,213		152		119,848				120,000
Shares issued for services @ $ 0.71 per share	126,844		127		89,932				90,059
Shares issued pursuant to a Private Placement for cash @ $ 0.10 per share	76,000		76		7,524				7,600
Contributed Capital			-		10,000				10,000
Shares issued for cash @ $ 0.50 per share	100,000		100		49,900				50,000
Loss for the year ended
December 31, 2007							(402,509)		(402,509)
Balance December 31, 2007	30,167,000		$30,167		$6,068,239		$(6,564,852)		$(466,446)
Shares issued pursuant to a Private Placement for cash @ $ 0.15 per share	49,999		50		7450				7,500
Loss for Quarter ended
March 31, 2008							(57,280)		(57,280)
Balance March 31, 2008 (unaudited)	30,216,999		$30,217		$6,075,689		$(6,622,132)		$(516,226)

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development State Company)
Consolidated Statements of Cash Flows
(Unaudited)

	3 Months Ended March 31,			Accumulated from July 12, 2005 (inception) through March 31,
	2008		2007	2008
Cash Flows from Operating Activities:
Net (Loss)		$(57,280)	$(160,696)		$(6,622,132)
Common stock issued for services			90,059		5,640,806
Depreciation & Amortization		900	908		7,927
Changes in Operating Assets. and Liabilities:
(Increase) Decrease in Accounts Receivable		(7,961)			(13,284)
(Increase) Decrease in Deferred Financing
(Increase) Decrease In Prepaid Expense			(3,000)		(5,056)
Increase (Decrease) in Accounts Payable		20,047	(44,967)		156,890
Increase (Decrease) in Accrued Interest		7,753	6,003		46,527
Increase (Decrease) In Accrued Liabilities		10,828			62,204
Net Cash (Used) by Operating Activities		(25,713)	(111,693)		(726,118)
Cash Flows from Investing Activities:
Deposits					(20,347)
Purchase of Property and Equipment					(22,937)
Net Cash (Used) by Investing Activities					(43,284)
Cash Flows from Financing Activities:
Proceeds from Stock Issuances		7,500	120,000		455,100
Capital Contributed					10,000
Proceeds from Notes Payable - Related Party		19,950	3,750		340,203
Repayment of Notes Payable - Related Party			(6,200)		(43,193)
Net Cash Provided by Financing Activities		27,450	117,550		762,110
Increase (Decrease) in Cash		1,737	5,857		(7,292)
Cash and Cash Equivalents at Beginning of Period		2,191	225
Cash and Cash Equivalents at End of Period		3,928	6,082		$(7,292)
Cash Paid for:
Interest			596		$6,813
Income Taxes	$			$
Non cash Financing Activities:
Common Stock Issued for services			$90,059		$5,640,806
Common Stock issued for Subscriptions Receivable	$		$7,000	$

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The consolidated financial statements presented are those of Timeshare Holdings, Inc., ("THoldings") and its wholly-owned subsidiary, TimeShareLoans.com, Inc., ("TSL"), a development stage company. The consolidated entity presented herewith utilizes the financial history of TSL prior to the merger, more fully described in the following paragraphs. Collectively, they are referred to herein as the "Company".

TSL was incorporated in Nevada on July 12, 2005 with the goal of providing consumer financing for those individuals and entities seeking to acquire, dispose or refinance timeshare intervals or equivalents through a secondary or resale market. Pursuant to Statement of Financial Accounting Standard No.7, "Accounting and Reporting by Development Stage Enterprises", the Company is classified as a development stage company.

On March 9, 2007 TSL and THoldings entered into the Agreement and Plan of Reorganization, ("The Agreement"). In this transaction TSL was merged with THoldings, a shell corporation incorporated in Nevada on January 30, 2007. It is Managements' belief that this transaction is properly reflected as a reverse merger for accounting purposes and the financial statement presentation is a reflection of that belief. TSL continues as the operating entity while THoldings is reflected as the parent company for legal purposes. As a result, we affected a forward stock split of our outstanding shares of common stock on a pro-rata basis which resulted in all 29,991,000 common shares of THoldings being issued to the shareholders of TSL in exchange for all 1,182,700 outstanding common shares of TSL. TSL became a wholly owned subsidiary of THoldings.

At the time of consolidation, no reverse merger adjustment was needed in that there were no shareholders in the parent company at the time of the merger. The financial information from inception includes the financial results of the Company from its inception on July 12, 2005 to March 31, 2008.

The financial information included in this periodic report should be read in conjunction with the consolidated financial statement of the Company for quarterly periods ended March 31, 2007, and the annual period ending December 31, 2007, and related notes thereto included in form SB-2 filed with the United States Securities and Exchange Commission ("SEC") on August 13, 2007, and the SB-2A filed with the SEC on September 28, 2007.

The Company is headquartered in Las Vegas, Nevada and also maintains an office in Irvine, California.

Interim Financial Reporting

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly

Timeshare Holdings, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Forms 10-KSB for the year ended December 31, 2007 and forms SB-2 and SB-2A for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The Company did not have any outstanding common stock equivalents at March 31, 2008.

	March 31,	March 31
Basic earnings per share:	2008	2007

Net loss	$(57,280)	$(160,696)
Weighted average shares	30,169,037	30,008,303
Loss per share	$(.00)	$(.01)

NOTE 2 – GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no revenues, and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is Management's plan to generate additional working capital from an Initial Public Offering to investors, and then begin offering a new and better way to accommodate purchases and re-finances of resale timeshares by consumers.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has issued Promissory Notes to corporate officers, directors and investors who are shareholders of the company. The Notes are unsecured, bare interest at rates of 7%-12% per annum and are due on demand. Accrued interest as of March 31, 2008 was $46,527.

The Company's CEO, funded the Company with a Promissory Note for $7,500, at an interest rate of 12% in 2005, and also funded the Company with Promissory Notes for $45,190, at an interest rate of 10% and $40,493, at an interest rate of 12% in 2006. The Company's CEO funded the Company with Promissory Notes totaling $ 30,898 at an interest rate of 12% in the twelve month period ended December 31, 2007. The Company has repaid a portion of these

Timeshare Holdings, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

notes in the amount of $43,193 during the twelve month period ended December 31, 2007. All notes are unsecured and due on demand. Accrued interest for the quarter ended March 31, 2008 was $2,239. Total accrued interest through March 31, 2008 was $14,754. The Company's CEO indirectly owns 10,311,000 shares, 34.1% of the total issued and outstanding shares, through a family trust.

The Company's President and Treasurer, funded the Company with a Promissory Note of $7,000, at an interest rate of 10% in 2005, funded the Company with Promissory Notes of $151,064, at an interest rate of 12% in 2006, and also $8,108 at an interest rate of 12% in the twelve month period ended December 31, 2007. All notes are unsecured and due on demand. During the three month period ended March 31, 2008 the President and Treasurer funded the Company with $7,950 at an interest rate of 12%. Accrued interest for the three month period ended March 31, 2008 was $4,738. Total accrued interest through March 31, 2008 was $30,042. The Company's President and Treasurer indirectly owns 6,514,000 shares, 21.5% of the total issued and outstanding shares, through a family trust.

In the period ending December 31, 2007 the company issued Promissory Notes in the amount of $30,000 to investors that are also shareholders of Timeshare Holdings, Inc. These Promissory Notes bear interest at a rate of 9.5% per annum, are unsecured, and are due upon demand. During the three month period ended March 31, 2008 the Company issued Promissory Notes in the amount of $12,000. These Promissory Notes bear interest at rates of 7% and 7.5% rates, are unsecured and due on demand. The accrued interest for the three month period ended March 31, 2008 was $776. Total accrued interest as of March 31, 2008 was $1,731.

The Company used the proceeds of these loans for operating expenses.

NOTE 4 – STOCKHOLDERS' EQUITY

As a result of the Agreement, dated March 9, 2007, THoldings issued 29,991,000 shares of common stock to the shareholders of TSL in exchange for the 1,182,700 shares of common stock of TSL, a Development Stage Company, which is reflected in our financial presentation as a forward split. The transaction represented an exchange of 100% of the outstanding and issued common shares of TSL, a Development Stage Company. The existing Shareholders of TSL exchanged their shares desiring that the transaction be qualified as a tax free reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1968, as amended. The Internal Revenue Service, "IRS", has not ruled on this transaction.

During the first quarter of 2008 Timeshare Holdings issued and sold for cash 49,999 shares of its common stock at a price of $.15 per share. Accordingly, common stock and Additional Paid in Capital have been charged $50 and $7,450 respectively. The balance of authorized and issued shares of Timeshare Holdings common stock as of March 31, 2008 is 30,216,999.

NOTE 5 – SUBSEQUENT EVENT

As of April 30, 2008 the Company has sold an additional 156,664 shares of common stock of the original 10,000,000 share private placement registered in the state of California. The sale of those shares has resulted in proceeds of $23,500.

Timeshare Holdings, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company has engaged FJC Financial to place credit facilities on behalf of the company. Consultant, FJC Financial, only earns a fee upon completed commitment from a lender. The success fee is 3% plus reimbursement for any out of pocket expenses. The Company paid FJC in advance a $3,000 non-refundable retainer which will be deducted from the earned success fee.

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

Set forth below is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations

Quarter Ended March 31, 2008 as compared to Quarter Ended March 31, 2007

Revenues were $ 0 for the quarter ended March 31, 2008 compared to $ 0 for the quarter ended March 31, 2007.  There is no increase or decrease in revenues.

Cost of sales was $ 0 for the quarter ended March 31, 2008 compared to $ 0 for the quarter ended March 31, 2007. There has been no increase or decrease in cost of sales.

Operating Expenses decreased 60 % to $ 61,982 for the quarter ended March 31, 2008 compared to $ 154,097 for the quarter ended March 31, 2007.  This decrease is attributable primarily to a reduction in compensation costs and professional fees.

Interest expenses increased 22 % to $ 8,022 for the quarter ended March 31, 2008 compared to $ 6,599 of interest expense for the quarter ended March 31, 2007. The increase in interest expenses is attributable to the increased debt incurred by the Company.

Net loss decreased 64 % to $ 57,280 for the quarter ended March 31, 2008 compared to $ 160,696 for the quarter ended March 31, 2007 due to a reduction in Professional Fees and a lack of Compensation Cost expense.

Liquidity and Capital Resources

Our total current assets at March 31, 2008, comprised of cash, receivable, and prepaid expenses were $22,268. Additionally, we had shareholder (deficit) in the amount of ($516,226) at March 31, 2008. This difference was attributable to the sum of fixed assets, $ 15,010, and other assets, $ 9,127 less, current liabilities of $ 562,631.

Our cash on hand increased to $ 3,928 as of March 31, 2008 compared to $ 2,191 as of December 31, 2007.

Our receivable at March 31, 2008 was $13,284. This is attributable to late payment of sub-tenant rent at our California office location.

As of March 31, 2008 we had a working capital deficiency of $ 540,363. A major portion of our debt is attributed to consulting fees, accounting fees, attorney fees, and payroll taxes payable.  We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at March 31, 2008 was $297,010. We expect to pay off $ 150,000 by the end of the fiscal year. We plan to pay this with proceeds generated from the Company's stock offering.

At March 31, 2008 we had no bank debt and Loans Payable to individual lenders of $ 42,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Executive Officer and Chief Financial Officer,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Executive Officer and Chief Financial Officer concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in  Internal  Control  Over  Financial  Reporting.

    During the most recent quarter ended March 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

Not Applicable.

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

TIMESHARE HOLDINGS, INC.

Date: May 14, 2008	By:	/s/ Paul Thompson
Paul Thompson
Chief Executive Officer

Date: May 14, 2008	By:	/s/ Frederick Conte
Frederick Conte
Chief Financial Officer, Chief Accounting Officer