Form 10-Q/A
period 2008-03-31
TIMESHARE HOLDINGS, INC.
filed 2008-05-28
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 14, 2008. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-Q/A is being amended to reflect certain clerical errors contained therein.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

Current Assets	March 31, 2008	December 31, 2007

Cash	$3,928	$2,191
Receivable	13,284	5,323
Prepaid Expense	5,056	5,056
Total Current Assets	22,268	12,570
Fixed Assets
Furniture, Fixture & Equipment (Net)	15,010	15,910
Total Fixed Assets	15,010	15,910
Other Assets
Deposit	9,127	9,127
Total Other Assets	9,127	9,127
TOTAL ASSETS	$46,405	$37,607
LIABILITIES AND STOCKHOLDERS' {DEFICIT)
Current Liabilities
Accounts Payable	$156,890	$136,843
Accrued Interest	46,527	38,774
Accrued Expenses	62,204	51,376
Stock Deposits	7,500
Note Payable- Related Party	297,010	277,060
Total Current Liabilities	570,131	504,053
Total Liabilities	570,131	504,053
Commitments
Stockholders' (Deficit)
Common stock - March 31, 2008: 300,000,000 Shares Authorized at $0.001 Par Value; 30,167,000 Issued and Outstanding;	30,167	30,167
Additional Paid-In-Capital	6,068,239	6,068,239
Deficit accumulated during the Development Stage	(6,622,132)	(6,564,852)
Total Stockholders' (Deficit)	(523,726)	(466,446)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$46,405	$37,607

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended		Accumulated from July 12, 2005
	March 31,		(inception) through Mach 31,
	2008	2007	2008
	(unaudited)

Revenues, Net	$-	$-	$-

Operating Expenses
Salaries	12,994	11,191	197,527
Compensation Cost		90,059	5,632,306
Professional Fees	10,439	35,867	326,981
General & Administrative	38,549	16,980	437,835

Total Operating Expenses	61,982	154,097	6,594,649

Loss From Operations	(61,982)	(154,097)	(6,594,649)

Other Income (Expense)
Other Income	12,724	0	26,575
Interest Expense	(8,022)	(6,599)	(54,058)
Total Other Income (Expense)	4,702	(6,599)	(27,483)

Loss Before Income Taxes	(57,280)	(160,696)	(6,622,132)
Income Tax Expense

Net Loss	$(57,280)	$(160,696)	$(6,622,132)

Basic and fully diluted earnings per share:
Loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	30,167,000	30,008,303

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit

For the Period July 12, 2005 (Inception) to March 31, 2008

	Common Stock		Paid in Capital	Accumulated	Total Stockholders'
	Shares	Amount		Deficit	Equity

Balance, July 12, 2005	-	$-	$-	$-	$-
Shares issued for Founders @ $ 0.01 per share	21,563,483	21,564	(13,064)		8,500
Shares issued for cash @ $ 0.79 per share	253,688	254	199,746		200,000
Loss for the period ended
December 31, 2005				(182,947)	(182,947)
Balance December 31, 2005	21,817,171	21,818	186,682	(182,947)	25,553
Shares Issued for cash $ 0.79 per share	88,791	88	69,912		70,000
Shares issued for services @ $ 0.71 per share	7,805,981	7,806	5,534,441		5,542,247
Loss for the year ended
December 31, 2006				(5,979,396)	(5,979,396)
Balance December 31, 2006	29,711,943	29,712	5,791,035	(6,162,343)	(341,596)
Shares Issued for cash @ $ 0.79 per share	152,213	152	119,848		120,000
Shares Issued for services @ $ 0.71 per share	126,844	127	89,932		90,059
Shares issued pursuant to a Private Placement for cash @ $ 0.10 per share	76,000	76	7,524		7,600
Contributed Capital			10,000		10,000
Shares issued for cash @ $ 0.50 per share	100,000	100	49,900		50,000
Loss for the year ended
December 31, 2007				(402,509)	(402,509)
Balance December 31, 2007	30,167,000	$30,167	$6,068,239	$(6,564,852)	$(466,446)
Loss for Quarter ended
March 31, 2008				(57,280)	(57,280)
Balance March 31, 2008 (unaudited)	30,167,000	$30,167	$6,068,239	$(6,622,132)	$(523,726)

The accompanying notes are an integral part of these consolidated financial statements.

Timeshare Holdings, Inc.
(A Development State Company)
Consolidated Statements of Cash Flows

			Accumulated from July 12, 2005
	3 Months Ended March 31,		(inception) through March 31,
	2008	2007	2008
	(unaudited)
Cash Flows from Operating Activities:
Net (Loss)	$(57,280)	$(160,696)	$(6,622,132)
Common stock issued for services	-	90,059	5,640,806
Depreciation & Amortization	900	908	7,927
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(7,961)	-	(13,284)
(Increase) Decrease in Prepaid Expense	-	(3,000)	(5,056)
Increase (Decrease) in Accounts Payable	20,047	(44,967)	156,890
increase (Decrease) in Accrued Interest	7,753	6,003	46,527
Increase (Decrease) in Accrued Liabilities	10,828	-	62,204

Net Cash (Used) by Operating Activities	(25,713)	(111,693)	(726,118)

Cash Flows from Investing Activities:
Deposits	-	-	(9,127)
Purchase of Property and Equlpment	-	-	(22,937)

Net Cash (Used) by Investing Activities	-	-	(32,064)

Cash Flows from Financing Activities:
Proceeds from Stock Deposits	7,500		7,500
Proceeds drom Stock Issuances	-	120,000	447,600
Capital Contributed	-	-	10,000
Proceeds from Notes Payable - Related Party	19,950	3,750	340,203
Repayment of Notes Payable - Related Party		(6,200)	(43,193)

Net Cash Provided by Financing Activities	27,450	117,550	762,110

Increase (Decrease) In Cash	1,737	5,857	3,928

Cash and Cash Equivalents at Begining of Period	2,191	225	-

Cash and Cash Equivalents at End of Period	$3,928	$6,082	$3,928

Cash Paid for:
Intrest	$-	$596	$6,813
Income Taxes	$-	$-	$-

Non cash Financing Activites:
Common Stock Issued for services	$-	$90,059	$5,640,806
Common Stock Issued for Subscriptions Payable	$	$7,000	$7,000

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The Company did not have any outstanding common stock equivalents at March 31, 2008

	March 31,	March 31
Basic earnings per share:	2008	2007

Net loss	$(57,280)	$(160,696)
Weighted average shares	30,167,000	30,008,303
Loss per share	$(.00)	$(.01)

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

To fund the Company's ongoing need for capital the Company entered into The Agreement and Plan of Reorganization, (The Agreement) dated March 9, 2007 as previously mentioned. As a provision of this agreement the Company agreed to file with the Security and Exchange Commission, (SEC), and use it's best efforts to make effective a registration statement of Form SB-2A to register for resale 10,383,374 shares of common stock of selling shareholders, and an initial Public Offering of 10,000,000 shares of the Company's previously unissued common shares.

The SEC approved the filing in September 2007. As a provision of the approved filing, the 10,000,000 Public Offering shares were priced at $.50 per share as outlined in the Prospectus. Subsequently, the Company's stock began trading as a Bulletin Board stock, trading under the symbol OTC BB:TMSH. The stock has historically traded in the range of $.10 to $.25 per

Timeshare Holdings, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE 4 – STOCKHOLDERS' EQUITY (continued)

share. Given the trading range, it has become increasingly difficult for the Company to market and sell its Public Offering of 10,000,000 common shares at the subscription price of $.50 per share; approximately double the level of the market value. Therefore, the Company has chosen to file with the SEC a post-effective amendment lowering the price of its Public Offering shares from $.50 to $.10 per share which the Company believes more accurately reflects the activity of the stock in the public market. The Company has received offers from individual investors to purchase shares at the reduced price per share once the post-effective amendment to its Public Offering has been approved. The Company has accounted for these transactions as Subscriptions Payable. As of March 31, 2008 the Company has booked Stock Deposits of $7,500.

NOTE 5 – SUBSEQUENT EVENT

As of May 18, 2008 the Company has booked as Stock Deposits an additional $23,500.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Liquidity and Capital Resources

Our total current assets at March 31, 2008, comprised of cash, receivable, and prepaid expenses were $22,268. Additionally, we had shareholder (deficit) in the amount of ($ 523,726 ) at March 31, 2008. This difference was attributable to the sum of fixed assets, $ 15,010, and other assets, $ 9,127 less, current liabilities of $ 562,631.

Our cash on hand increased to $ 3,928 as of March 31, 2008 compared to $ 2,191 as of December 31, 2007.

Our receivable at March 31, 2008 was $13,284. This is attributable to late payment of sub-tenant rent at our California office location.

As of March 31, 2008 we had a working capital deficiency of $ 547,863 . A major portion of our debt is attributed to consulting fees, accounting fees, attorney fees, and payroll taxes payable.  We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

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

TIMESHARE HOLDINGS, INC.

Date: May 28 , 2008	By:	/s/ Paul Thompson
Paul Thompson
Chief Executive Officer

Date: May 28 , 2008	By:	/s/ Frederick Conte
Frederick Conte
Chief Financial Officer, President