Form 10-Q
period 2008-09-30
TIMESHARE HOLDINGS, INC.
filed 2008-11-14
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

TIMESHARE HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0476779 (I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2008 was 30,167,000.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	F-1
Item 2. Management’s Discussion and Analysis or Plan of Operation	F-9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	F-10
Item 4. Controls and Procedures	F-10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash	$164	$2,191
Receivable	2,161	5,323
Prepaid Expense	11,556	5,056

Total Current Assets	13,881	12,570

Fixed Assets
Furniture, Fixture & Equipment (Net)	13,210	15,910

Other Assets
Deposit	9,127	9,127

TOTAL ASSETS	$36,218	$37,607

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$223,945	$136,843
Accrued Interest	62,556	38,774
Accrued Expenses	211,255	51,376
Stock Deposits	56,000	-
Note Payable- Related Party	303,510	277,060

Total Current Liabilities	857,266	504,053

Total Liabilities	857,266	504,053

Commitments	-	-

Stockholders' (Deficit)

Common stock – September 30, 2008: 300,000,000 Shares Authorized
at $0.001 Par Value; 30,167,000 Issued and Outstanding;	30,167	30,167
Additional Paid-In-Capital	6,068,239	6,068,239
Deficit accumulated during the Development Stage	(6,919,454)	(6,564,852)

Total Stockholders' (Deficit)	(821,048)	(466,446)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$36,218	$37,607

 The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(unaudited)

					Accumulated from
					July 12, 2005
	Three Months Ended		Nine Months Ended		(inception) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues, Net	$-	$-	$-	$-	$-

Operating Expenses
Salaries	82,130	12,704	177,146	36,585	361,679
Compensation Cost	-	-	-	90,059	5,632,306
Professional Fees	45,628	19,349	93,934	79,251	410,476
General & Administrative	33,491	20,474	105,264	49,590	504,549

Total Operating Expenses	161,249	52,527	376,344	255,485	6,909,010

Loss From Operations	(161,249)	(52,527)	(376,344)	(255,485)	(6,909,010)

Other Income (Expense)
Other Income	14,444		46,838		60,689
Interest Expense	(8,575)	(6,043)	(25,097)	(20,441)	(71,133)

Total Other Income (Expense)	5,870	(6,034)	21,742	(20,441)	(10,444)

Loss Before Income Taxes	(155,379)	(58,570)	(354,602)	(275,926)	(6,919,454)
Income Tax Expense	-	-		-

Net Loss	$(155,379)	$(58,570)	$(354,602)	$(275,926)	$(6,919,454)

Basic and fully diluted earnings per share:
Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	30,167,000	30,167,000	30,167,000	30,095,574

 The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from July 12, 2005 (Inception) to September 30, 2008

			Common Stock			Accumulated	Total Stockholders'
			Shares	Amount	Paid in Capital	Deficit	Equity

Balance, July 12, 2005			-	$-	$-	$-	$-

Shares issued for Founders
@	$0.01	per share	21,563,483	21,564	(13,064)		8,500

Shares issued for cash
@	$0.79	per share	253,688	254	199,746		200,000

Loss for the period ended
	December 31,2005					(182,947)	(182,947)

Balance December 31, 2005			21,817,171	21,818	186,682	(182,947)	25,553

Shares issued for cash
@	$0.79	per share	88,791	88	69,912		70,000

Shares issued for services
@	$0.71	per share	7,805,981	7,806	5,534,441		5,542,247

Loss for the year ended
	December 31,2006					(5,979,396)	(5,979,396)

Balance December 31, 2006			29,711,943	29,712	5,791,035	(6,162,343)	(341,596)

Shares issued for cash
@	$0.79	per share	152,213	152	119,848		120,000

Shares issued for services
@	$0.71	per share	126,844	127	89,932		90,059

Shares issued pursuant to
a Private Placement for cash
@	$0.10	per share	76,000	76	7,524		7,600

Contributed Capital			-	-	10,000		10,000

Shares issued for cash
@	$0.50	per share	100,000	100	49,900		50,000

Loss for the year ended
December 31, 2007						(402,509)	(402,509)

Balance December 31, 2007			30,167,000	$30,167	$6,068,239	$(6,564,852)	$(466,446)

Loss for Nine Months ended
September 30, 2008						(354,602)	(354,602)

Balance Sept. 30, 2008 (unaudited)			30,167,000	$30,167	$6,068,239	$(6,919,454)	$(821,048)

 The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Accumulated from
			July 12, 2005
	Nine Months Ended		(inception) through
	September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net (Loss)	$(354,602)	$(275,926)	$(6,919,454)
Common stock issued for services	-	90,059	5,640,806
Depreciation & Amortization	2,700	2,724	9,727
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	3,162	-	(2,161)
(Increase) Decrease in Prepaid Expense	(6,500)	(9,506)	(11,556)
Increase (Decrease) in Accounts Payable	87,102	(14,325)	223,945
Increase (Decrease) in Accrued Interest	23,782	18,185	62,556
Increase (Decrease) in Accrued Liabilities	159,879	9,000	211,255

Net Cash (Used) by Operating Activities	(84,477)	(179,789)	(784,882)

Cash Flows from Investing Activities:
Deposits	-	-	(9,127)
Purchase of Property and Equipment	-	-	(22,937)

Net Cash (Used) by Investing Activities	-	-	(32,064)

Cash Flows from Financing Activities:
Proceeds from Stock Deposits	56,000		56,000
Proceeds from Stock Issuances	-	187,600	447,600
Capital Contributed	-	-	10,000
Proceeds from Notes Payable - Related Party	26,450	33,850	346,703
Repayment of Notes Payable - Related Party	-	(35,893)	(43,193)

Net Cash Provided by Financing Activities	82,450	185,557	817,110

Increase (Decrease) in Cash	(2,027)	5,768	164

Cash and Cash Equivalents at Beginning of Period	2,191	225	-

Cash and Cash Equivalents at End of Period	$164	$5,993	$164

Cash Paid for:
Interest	$-		$6,813
Income Taxes	$-	$-	$-

Non cash Financing Activities:
Common Stock issued for services	$-	$90,059	$5,640,806
Common Stock deposit	$56,000		$56,000

 The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2008

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

At the time of consolidation, no reverse merger adjustment was needed in that there were no shareholders in the parent company at the time of the merger. The financial information from inception includes the financial results of the Company from its inception on July 12, 2005 to September 30, 2008.

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

 On September 28, 2007 the registration statement was declared effective by the Securities and Exchange Commission.  In connection therewith, an aggregate of 10,000,000 shares of common stock were registered for proposed sale by the Company at a fixed price of $.50 share.  Between March 26, 2008 and May 1, 2008, we received offers to purchase and deposits towards the purchase price of an aggregate of 373,329 of the shares of common stock at a price of $.15 per share.  Such shares were offered by us based upon the erroneous belief that we could offer such shares pursuant to our Prospectus which is included in the Registration Statement so long as we did not sell the shares at a price that was less than the market price on the date of sale.  Because we could not under Federal securities laws sell such shares pursuant to such Prospectus at prices other than other than the previously contemplated $.50 share, the receipt of offers to purchase and deposits towards the purchase price of shares of common stock that are contemplated to be sold by us in the offering covered by the Prospectus may be deemed to have not been exempt from the registration or qualification requirements under the securities laws of certain states and/or the registration and qualification requirements under the Securities Act of 1933.  While the company is not currently in a position to undertake or complete a rescission offer with respect to these offerees and shares due to our limited cash position, we nevertheless contemplate undertaking to complete such a rescission offer at such time as our financial position improves, whether out of revenues from our proposed operations or out of proceeds of our proposed offering.  Such rescission offer would be intended to address any federal and state securities laws compliance issues by allowing holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us.  If all nine shareholders who are entitled to rescission accept our rescission offer, the total amount is $56,000.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2008

The Company is headquartered in Las Vegas, Nevada and also maintains an office in Irvine, California.

Interim Financial Reporting

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Forms 10-KSB for the year ended December 31, 2007 and Forms SB-2 and SB-2A for the year ended December 31, 2006.  The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

           Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The Company did not have any outstanding common stock equivalents at September 30, 2008 and 2007.

	September 30, 2008	September 30, 2007
Net loss	(354,602)	$(275,926)

Weighted average shares	30,167,0000	30,095,574
Loss per share	$(.01)	$(.01)

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 2 – GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no revenues, and is dependent upon raising capital to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is Management’s plan to generate additional working capital from an Initial Public Offering to investors, and then begin offering a new and better way to accommodate purchases and re-finances of resale timeshares by consumers. Given the current economic and fiscal crisis affecting the United States, as well as, the tightening of credit and the scarcity of investment capital, this strategy may no longer be viable. Therefore, the Company is exploring other strategic alternatives while simultaneously exploring other sources of Venture Capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has issued Promissory Notes to corporate officers, directors and investors who are shareholders of the company.  The Notes are unsecured, bare interest at rates of 7%-12% per annum and are due on demand. Accrued interest as of September 30, 2008 and September 30, 2007 was $62,556 and $30,079 respectively.

The Company’s CEO, funded the Company with a Promissory Note for $7,500, at an interest rate of 12% in 2005, and also funded the Company with Promissory Notes for $45,190, at an interest rate of 10% and $40,493, at an interest rate of 12% in 2006.  The Company’s CEO funded the Company with Promissory Notes totaling $ 30,898 at an interest rate of 12% in the twelve month period ended December 31, 2007. The Company has repaid a portion of these notes in the amount of $43,193 during the twelve month period ended December 31, 2007. All notes are unsecured and due on demand. Accrued interest for the quarter ended September 30, 2008 was $2,239. Total accrued interest through September 30, 2008 was $18,791. The Company’s CEO indirectly owns 10,311,000 shares, 34.1% of the total issued and outstanding shares, through a family trust.

The Company’s President and Treasurer, funded the Company with a Promissory Note of $7,000, at an interest rate of 10% in 2005, funded the Company with Promissory Notes of $151,064, at an interest rate of 12% in 2006, and also $8,108 at an interest rate of 12% in the twelve month period ended December 31, 2007. All notes are unsecured and due on demand. During the nine month period ended September 30, 2008 the President and Treasurer funded the Company with $14,450 at an interest rate of 12%.  Accrued interest for the three month period ended September 30, 2008 was $5,128.  Total accrued interest through September 30, 2008 was $40,164.  The Company’s President and Treasurer indirectly owns 6,514,000 shares, 21.5% of the total issued and outstanding shares, through a family trust.

In the period ending December 31, 2007 the company issued Promissory Notes in the amount                 of $30,000 to investors that are also shareholders of Timeshare Holdings, Inc.  These Promissory Notes bear interest at a rate of 9.5% per annum, are unsecured, and are due upon demand. During the nine month period ended September 30, 2008 the Company issued Promissory Notes in the amount of $12,000.  These Promissory Notes bear interest at rates of 7% and 7.5% rates, are unsecured and due on demand.  The accrued interest for the three month period ended September   30, 2008 was $935.   Total accrued interest as of September 30, 2008 was $3,601.

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2008

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

The SEC approved the filing in September 2007.  As a provision of the approved filing, the 10,000,000 Public Offering shares were priced at $.50 per share as outlined in the Prospectus.  Subsequently, the Company’s stock began trading as a Bulletin Board stock, trading under the symbol OTC BB:TMSH.  The stock has historically traded in the range of $.01 to $.25 per share.  Given the trading range, it has become increasingly difficult for the Company to market and sell its Public Offering of 10,000,000 common shares at the subscription price of $.50 per share; approximately double the level of the market value.  Therefore, the Company has chosen to file with the SEC a post-effective amendment lowering the price of its Public Offering shares from $.50 to $.10 per share which the Company believes more accurately reflects the activity of the stock in the public market.  The Company has received offers from individual investors to purchase shares at the reduced price per share once the post-effective amendment to its Public Offering has been approved.  The Company has accounted for these transactions as Stock Deposits. As of September 30, 2008 the Company has booked Stock Deposits of $56,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has engaged FJC Financial to place credit facilities on behalf of the company.  Consultant, FJC Financial, only earns a fee upon completed commitment from a lender.  The success fee is 3% plus reimbursement for any out of pocket expenses.  The Company paid FJC in advance a $3,000 non-refundable retainer which will be deducted from the earned success fee. As of September 30, 2008 FJC Financial has been unable to place a credit facility on behalf of the Company; the Company is seeking other alternative sources of financing

TIMESHARE HOLDINGS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 6 – LITIGATION

On October 10, 2008 a complaint was filed against TimeShareLoans.com, Inc. in Superior Court of the State of California, County of Orange, for commercial unlawful detainer as a result of the alleged contractual breach of the Company.  The complaint alleges, amongst other things, that the Company has failed to pay the lease obligation for its Irvine, California office location at 16842 Von Karman Ave, Ste. 475, Irvine California.  The Company has referred the complaint to its legal counsel.

.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Timeshare Holdings, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Timeshare Holdings, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Further, given the current economic and fiscal crisis affecting the United States as well as the tightening of credit and the scarcity of investment capital, the business risks and future uncertainty have escalated during the past fiscal quarter, and are expected to remain unchanged for the foreseeable future.

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

Set forth below is a discussion of the financial condition and results of operations of the Company for the three months ended September 30, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations

Quarter Ended September 30, 2008 as compared to Quarter Ended September 30, 2007

Revenues were $ 0 for the quarter ended September 30, 2008 compared to $ 0 for the quarter ended September 30, 2007.  There is no increase or decrease in revenues.

Cost of sales was $ 0 for the quarter ended September 30, 2008 compared to $ 0 for the quarter ended September 30, 2007. There has been no increase or decrease in cost of sales.

Operating Expenses increased 207 % to $ 161,249 for the quarter ended September 30, 2008 compared to $ 52,527 for the quarter ended September 30, 2007.  This increase is attributable primarily to the accrual of salaries, and increases in professional fees and General and Administrative expenses.

Interest expenses increased 42 % to $ 8,575 for the quarter ended September 30, 2008 compared to $6,043 of interest expense for the quarter ended September 30, 2007. The increase in interest expenses is attributable to the increased debt incurred by the Company.

Net loss increased 165 % to $ 155,379 for the quarter ended September 30, 2008 compared to $58,570 for the quarter ended September 30, 2007 due to increases in operational expenses offset by an increase in other income.

Liquidity and Capital Resources

Our total current assets at September 30, 2008, comprised of cash, receivable, and prepaid expenses were $13,881. Additionally, we had shareholder (deficit) in the amount of ($ 821,048) at September 30, 2008. This difference was attributable to the sum of fixed assets, $ 13,210, and other assets, $ 9,127 less, current liabilities of $ 857,266.

Our cash on hand decreased to $ 164 as of September 30, 2008 compared to $ 2,191 as of December 31, 2007.

Our receivable at September 30, 2008 was $ 2,161. This is attributable to late payment of sub-tenant rent at our California office location.

As of September 30, 2008 we had a working capital deficiency of $ 843,385 . A major portion of our debt is attributed to consulting fees, accounting fees, attorney fees, and other past due payables.  We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at September 30, 2008 was $303,510.

At September 30, 2008 we had no bank debt and Loans Payable to individual lenders of $ 42,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Given the current economic and fiscal crisis affecting the business community in the United States and the associated volatility in the public markets, the Company is unable to quantify the magnitude of the elevated market risks facing the Company.

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

PART II
Item 1.   Legal Proceedings.

On October 10, 2008 a complaint was filed against TimeShareLoans.com, Inc. in Superior Court of the State of California, County of Orange, for commercial unlawful detainer as a result of the alleged contractual breach of the Company.  The complaint alleges, amongst other things, that the Company has failed to pay the lease obligation for its Irvine, California office location at 16842 Von Karman Ave, Ste. 475, Irvine California.  The Company has referred the complaint to its legal counsel.

Item 1A.Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.    Exhibits.

 Description of Exhibits

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

TIMESHARE HOLDINGS, INC.

November 14, 2008	By:	/s/ Paul Thompson
Paul Thompson
Chief Executive Officer

November 14, 2008	By:	/s/ Frederick Conte
Frederick Conte
Chief Financial Officer, Chief Accounting Officer