Form 10-K
TIMESHARE HOLDINGS, INC.
filed 2010-12-27
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————
 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number: 333-148697

———————
TimeShare Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
———————

Nevada
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

2350 S. Jones Blvd, Ste 101
Las Vegas, NV 89146
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	31,167,000	12/31/2009

	TIMESHARE HOLDINGS, INC.
		INDEX

		Page

Report of Independent Registered Public Accounting Firm		1
Balance Sheets		1
Statements of Operations		2
Statements of Stockholders' Deficit		3
Statements of Cash Flows		5
Notes to Consolidated Financial Statements		6

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC
Certified Public Accountants
Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com

Todd D. Chisholm
Nephi J. Bierwolf
Troy F. Nilson
Douglas W. Morrill

Board of Directors and Stockholders
Timeshare Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of **Timeshare Holdings, Inc.** (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008, and for the period July 12, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeshare Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period July 12, 2005 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Timeshare Holdings, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, Timeshare Holdings, Inc. has suffered recurring losses, negative cash flows from operations, and has working capital deficiencies during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
June 28, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 | 12 South Main, Suite 208, Layton, Utah 84041

Timeshare Holdings, Inc.
(A development Stage Company)
Consolidated Balance Sheets

Assets
	December 31,
	2009	2008

Current Assets
Cash	$-	$1,092
Total Current Assets	-	1,092

Property and Equipment, Net	8,710	$12,310

Other Assets
Deposits	-	9,127
Total Other Assets	-	9,127
Total Assets	$8,710	$22,529

LIABILITIES AN STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$229,921	$235,330
Accrued interest	112,293	72,648
Accrued expenses	248,000	248,000
Short-term notes due to related parties	339,522	338,212
Short-term noted due to others	10,000	10,000
Stock deposits	56,000	56,000

Total Current Liabilities	$995,736	$960,190

Total Liabilities	$995,736	$960,190

Stockholders’ Deficit:
Common Stock, $.001 par value; 300,000,000
shares authorized; 31,167,000 and 30,167,000
shares issued and outstanding respectively	31,167	30,167
Additional paid-in capital	6,210,096	6,068,239
Subscription receivable	(142,857)	-
Defict accumulated during the development stage	(7,085,432)	(7,036,067)
Total Stockholders’ Deficit	(987,026)	(937,661)

Total Liabilities and Stockholders’ Deficit	$8,710	$22,529

The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Accumulated
			From Inception
			(July
			12, 2005) through
	For the Years Ended December 31,		December 31,
	2009	2008	2009

Total Revenue	$-	$-	$-

General and Administrative Expenses
Salaries	286	231,354	416,173
Compensation cost	-	-	5,632,306
Professional fees	761	127,587	5,632,306
Other general and administrative expenses	7,591	140,055	546,932

Total General and Administrative Expenses	8,638	498,996	7,040,301

Loss from Operations	(8,638)	(498,996)	(7,040,301)

Other Income (Expenses)
Sublease income	-	62,238	76,089
Interest expense	(40,727)	(34,457)	(121,2220)

Total Other Income (Expenses)	(40,727)	27,781	(45,131)

Net Loss Before Income Taxes	(49,365)	(471,215)	(7,085,432)

Income tax expense (benefit)	-	-	-

Net Loss	$(49,365)	$(471,215)	$(7,085,432)

Basic and fully diluted earnings per share:
Income (Loss) per share	$(0.00)	$(0.02)

Weighted average shares outstanding	30,577,959	30,167,000

The accompanying notes are an integral part of these consolidated financial statements

TIMESHARE HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JULY 12, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, July 12 2005	-	$-	$-	$-	$-	$-

Shares issued for Founders @ $0.01 per share	21,563,483	21,564	(13,064)	-	-	8,500

Shares issued for cash @ $0.17 per share	253,688	254	199,746	-	-	200,000

Net Loss for the period ended December 31, 2005	-	-	-	-	(182,947)	(182,947)

Balance, December 31, 2005	21,817,171	$21,818	$186,682	$-	$(182,947)	$25,553

Shares issued for cash @ $0.79 per share	88,791	88	69,912	-	-	70,000

Shares issued for services @ $0.71 per share	7,805,981	7,806	5,534,441	-	-	5,542,247

Net Loss for the year ended December 31, 2006	-	-	-	-	(5,979,396)	(5,979,396)

Balance, December 31, 2006	29,711,943	$29,712	$5,791,035	$-	$(6,162,343)	$(341,596)

Shares issued for cash @ $0.79 per share	152,213	152	119,848	-	-	120,000

Shares issued for services @ $0.71	126,844	127	89,932	-	-	90,059

Shares issued pursuant to a Private
Placement for cash @ $0.10 per share	76,000	76	7,524	-	-	7,600

Contributed capital			10,000	-	-	10,000

Shares issued for cash @ $0.50 per share	100,000	100	49,900	-	-	50,000

Net Loss for the year ended December 31, 2007	-	-	-	-	(402,5019)	(402,509)

Balance, December 31, 2007	30,167,000	$30,167	$6,068,239	$-	$(6,564,852)	$(466,446)

The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF
FOR THE PERIOD JULY 12, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009

				Additional			Total
	Common Stock			Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount		Capital	Receivable	Deficit	Deficit

Balance, December 31, 2007	30,167,000	$30,167	$6,068,239	$-	$(6,564,852)	$(466,446)

Shares issued in association with
Common stock subscriptions @ $0.14	750,000	750	106,393	(107,143)	-	-

Shares cancelled	(750,000)	(750)	(106,393)	107,143	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	(471,215)	(471,215)

Balance, December 31, 2008	30,167,000	$30,167	$6,068,239	$-	$(7,036,067)	$(937,661)

Shares issued in association with
Common stock subscriptions @ $0.14	1,000,000	1,000	141,857	(142,857)	-	-

Net loss for the year ended
December 31, 2009	-	-	-	-	(49,365)	(49,365)

Balance, December 31,2009	$31,167,000	$31,167	$6,210,096	$(142,857)	$(7,085,432)	$(987,026)

The accompanying notes are an integral part of these consolidated financial statements.

TIMESHARE HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STTEMENTS OF CASH FLOWS

			Accumulated
			From Inception
			(July 12, 2005)
			through
	For the Years ended December 31		December 31,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Loss	$(49,365)	$(471,215)	$(7,085,432)
Common stock issued for services	-	-	5,640,806
Depreciation	3,600	3,600	14,227
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Receivables	-	5,323	-
Prepaid expenses	-	5,056	-
Increase (decrease) in liabilities:
Accounts payable	(5,409)	98,487	229,921
Accrued interest	39,645	33,874	112,293
Accrued expenses	-	196,624	248,000

Net Cash Used in Operating Activities	(11,529)	(128,251)	(840,185)

Cash Flows from Investing Activities:
Deposit	9,127	-	-
Purchase of property and equipment	-	-	(22,937)

Net Cash Provided by (Used in) Financing Activities	9,127	-	(22,937)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	447,6000
Common stock deposits	-	56,000	56,000
Capital contributions	-	-	10,000
Proceeds from notes payable - related party	1,310	71,152	382,715
Proceeds from notes payable	-	-	10,000
Payments on notes payable - related party	-	-	(43,193)

Net Cash Provided by Financing Activities	1,310	127,152	863,122

Net Decrease in Cash and
Cash Equivalents	(1,092)	(1,099)

Cash and Cash Equivalents, beginning of year	$1,092	2,191	$-

Cash and Cash Equivalents, end of year	$-	$1,092	$-

Supplementary Information:
Cash paid for interest	$-	$-	$6,381

Non-cash financing activities:
Cash paid for interest	$-	$-	$6,381

Non-cash financing activities:
Common stock issued for services	$-	$-	$5,640,806

Common stock issued for subscriptions	$142,857	$107,143	$250,000

The accompanying notes to financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION, MERGER AND BASIS OF ACCOUNTING
Organization
The consolidated financial statements presented are those of Timeshare Holdings, Inc., (THoldings) and its wholly-owned subsidiary, TimeShareLoans.com, Inc., (TSL) a development stage company. Collectively, they are referred to herein as the Company. The consolidated entity presented herewith utilizes the financial history of TSL prior to the merger. TSL was incorporated in Nevada on July 12, 2005 with the goal of providing consumer financing for those individuals and entities seeking to acquire, dispose or refinance timeshare intervals or equivalents through a secondary or resale market. On March 9, 2007, TSL and THoldings entered into the Agreement and Plan of Reorganization, (The Agreement). In this transaction, TSL was merged with THoldings, a shell corporation incorporated in Nevada on January 30, 2007. It is Management's belief that this transaction is properly reflected as a reverse merger for accounting purposes and the financial statement presentation is a reflection of that belief. TSL continues as the operating entity while THoldings is reflected as the parent company for legal purposes. As a result, the Company affected a forward stock split of outstanding shares of common stock on a pro-rata basis which resulted in all 29,991,000 common shares of THoldings being issued to the shareholders of TSL in exchange for all 1,182,700 outstanding common shares of TSL. TSL became a wholly owned subsidiary of THoldings. The Company was incorporated in the State of Nevada and maintains an office in California. For accounting purposes, the merger has been treated as a recapitalization of the LLC. The historical financial statements prior to September 27, 2006 are those of the LLC and reflect the merger as if it had occurred from the inception of the LLC. For purposes of the accompanying financial statements, the terms of member and stockholder are used interchangeably.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The comparative consolidated financial statements include all of the accounts of THoldings and TSL. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in United States. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Use of Estimates Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Cash and Cash Equivalents The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. Revenue Recognition The Company applies the provisions of SEC Staff Accounting Bulletin No. 104,"Revenue Recognition in Financials Statements" (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to the origination of short term, high yield consumers loans. The Company has three revenue streams that are: Origination fees, Interest spread and servicing fees.

The Company's revenues are generated from the sale of its loan products, and performance of professional services regarding the origination and servicing of consumer loans. Origination Fees - Origination fees are fees that the Company charges to approved borrowers. These fees may range from $899 to $1,999 based upon the underlying loan amount of the vacation interval products being purchased or re-financed that secures the loan facility. These fees are earned and collected from the borrower at the close of escrow of each consumer loan transaction, and may be changed from time to time based on market conditions. Interest Spread - The Interest Spread (the difference between the Company's cost of funds, interest expense, and the interest income that the Company earns from its consumer loan facilities) is estimated at an arbitrage factor of 6%. The Company accrues interest income as it is earned and interest expense as it is incurred. Servicing fees - The Company will assess a servicing fee of $6 per month on all active loan receivables. These fees will be billed to the loan obligor monthly and collected along with the monthly mortgage payments of principle and interest. These fees will be used to offset the servicing software costs incurred by the Company. Net income per month is projected to be $.75 per active loan. The Company recognizes servicing fee income on a cash basis. Trade Accounts Receivable Trade accounts receivable are stated at the amount billed to customers and are generally granted without any collateral. Trade accounts receivable are ordinarily due 30 days after the issuance of an invoice. Accounts past due for more than 120 days are considered delinquent. Delinquent receivables are written-off against the reserve based on individual credit evaluations and circumstances specific to the customer. Reserves are established based upon a review of outstanding receivables, historical collection information and existing economic conditions. There were no accounts receivables as of December 31, 2009 and 2008 so
Management has determined that the allowance for doubtful accounts balance should be $-0- based on a review of the above factors.

Property and Equipment Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets as follows:

Office furniture and fixtures 5 to 7 years
Office equipment 5 years

Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Offering Costs The Company capitalizes syndication costs, consisting of items incurred for the packaging and promotion of syndicating the Company. These include printing and preparation costs, legal costs, and tax opinions associated with the marketing of the offering. These costs will be offset against the offer proceeds upon its completion. There were no offering costs recognized during the years ended December 31, 2009 and 2008.

Income Taxes The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature: FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FASB ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FASB ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007. The adoption of FASB ASC 740-10 had no effect on the Company’s reported deficit, its net income (loss) or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 8).

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2009 and 2008, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits. Advertising Costs of advertising are charged to expense as incurred. Advertising expense was $ -0- and $2,659 for the years ended December 31, 2009 and 2008, respectively.

Concentrations of Credit Risk The Company maintains its cash accounts in commercial banks. At December 31, 2009 and 2008, cash on deposit was not in excess of the federally insured limit of $250,000. Income (Loss) per Common Share The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding.
Through December 31, 2009 and 2008 the Company did not have any common stock equivalents. 2009 2008 Basic earnings per share:  Net income (loss) $ (49,365) $ (471,215) Weighted average shares outstanding 30,577,959 30,167,000

Income (Loss) per share $ (0.00) $ (0.02)
Timeshare Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

_ Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
_ Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
_ Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the
Company. In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below) In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.) In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That
Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company. In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services
(deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company. In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company. In June 2009, FASB issued ASC 105-10 (Prior authoritative literature: SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)
In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements. In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements. In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature: SFAS No. 165,
"Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2009 and 2008, respectively:
2009 2008 Office furniture and fixtures $ 21,337 $ 21,337
Office equipment 1,600 1,600 22,937 22,937
Less accumulated depreciation (14,227) (10,627) $ 8,710 $ 12,310
Depreciation expense was $3,600 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS
The Company has issued Promissory Notes to corporate officers, directors and investors that are also shareholders of Timeshare Holdings, Inc. The Notes are unsecured, bear interest at rates of 9.5%-12% per annum and are due on demand. Accrued interest as of December 31, 2009 and 2008 was $ 112,293 and $72,648, respectively. The Company’s President funded the Company with Loans for $9,000, at an interest rate of 10% in 2005, of which, $1,500 was paid back in 2005. In 2006, the President funded the Company with Loans for $45,190, at an interest rate of 10% and $40,493, at an interest rate of 12%. In 2007, the President funded Loans in the amount of $30,898 at an interest rate of 12%. In 2009, the President funded loans in the amount of $2,401 at an interest rate of 12%. The Company has repaid $ 43,193 of those loans in 2007. All notes are due on demand. The Company’s President indirectly owns 10,311,000 shares, 33.7%, of the total issued and outstanding shares of the Company through a family trust. Accrued interest as of
December 31, 2009 and 2008 was $30,322 and $21,029, respectively. The Company’s Chief Financial Officer funded the Company with Loans of $158,064, at an interest rate of 12% in 2006. In 2007, the Chief Financial Officer, funded the Company with Loans totaling $8,108, at an interest rate of 12%. In 2008, the Chief Financial Officer funded the company with loans totaling $ 56,750 at interest rates varying between 12% and 20%. In 2009, the Chief Financial Officer funded the Company with loans totaling $1,310, at an interest rate of 14%. All notes are due on demand. The Company’s Chief Financial Officer indirectly owns 6,514,000 shares, 21.3%, of the total issued and outstanding shares of the Company through a family trust. Accrued interest as of December 31, 2009 and 2008 was $ 73,694 and $47,082, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)
The Company issued Promissory Notes in the amount of $ 30,000 to investors that are also shareholders of Timeshare Holdings, Inc. for loans made to the company made in 2007 at an interest rate of 9.5%. The Company issued additional promissory notes of $2,000 to the investors at an interest rate of 7%. The Promissory Notes are unsecured and are due upon demand. Accrued interest as of December 31, 2009 and 2008 was $ 6,901 and $3,911, respectively.

NOTE 6 – NOTES PAYABLE
The Company has notes payable as of December 31, 2009 and December 31, 2008 as follows:

2009 2008
8%-14% interest notes payable to officer/stockholder, unsecured, principal and interest due on demand
$ 224,232
$ 222,922
9.5% interest note payable to investor, unsecured, due on demand
10,000
10,000
7%-9.5% interest notes payable to investor, unsecured, due on demand
22,000
22,000
12%-14% interest notes payable to officer/stockholder, unsecured, principal and interest due on demand
83,290
83,290

Short-term Notes due to related parties $ 339,522 $ 338,212
7.5% interest note payable to an unrelated LLC, unsecured, due on demand
$ 10,000
$ 10,000
Short-term Notes due to others $ 10,000 $ 10,000
Accrued interest as of December 31, 2009 and 2008 was $112,293 and $72,648, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY
To fund the Company's ongoing need for capital, the Company entered into The Agreement and Plan of Reorganization, (The Agreement) dated March 9, 2007 as previously mentioned. As a provision of this agreement the Company agreed to file with the Security and Exchange Commission (SEC), and use it's best efforts to make effective a registration statement on Form SB-2A to register for resale 10,383,374 shares of common stock of selling shareholders, and an Initial Public Offering of 10,000,000 shares of the Company's previously unissued common shares. The SEC approved the filing in September 2007. Between March 26, 2008 and May 1, 2008, the Company received offers to purchase a total of 373,329 shares of common stock at a price of $.15 per share. The shares were offered by the Company based upon the erroneous belief that such shares could be offered pursuant to the Prospectus included in the Registration Statement as long as the shares were not sold below market price on the date of the sale. Federal securities laws prohibit the issuance of new shares at prices other than the $.50 listed in the Company Prospectus. Therefore, the deposits received of $56,000 have been reclassified as loans until the Company is in a position to complete a rescission of those shares. As a result of the Agreement, dated March 9th 2007, as described above, THoldings issued 29,991,000 shares of common stock to the shareholders of TSL in exchange for the 1,182,700 shares of common stock of TSL, a Development Stage Company. The transaction represented an exchange of 100% of the outstanding and issued common shares of TSL, a Development Stage Company. The existing Shareholders of TSL, exchanged their shares desiring that the transaction be qualified as a tax free reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1968, as amended. The Internal Revenue Service, “IRS”, has not ruled on this transaction. During 2009, the Company issued 1,000,000 shares of common stock to an unrelated finance company at $0.14 per share in exchange for future services to obtain outside financing. Accordingly, common stock, additional paid-in capital, and subscription receivable were charged $1,000, $141,857 and $(142,857), respectively. During 2008, the Company issued 750,000 shares of common stock to an unrelated finance company at $0.14 per share in exchange for future services to obtain outside financing. Accordingly, common stock, additional paid-in capital, and subscription receivable were charged $750, $106,393 and $(107,143), respectively.
Those shares were later cancelled by the Company due to non-performance in the same amounts indicated above. During the first and second quarter of 2007, THoldings issued and sold for cash 76,000 shares of its common stock at a price of $0.10 to qualified investors through a private placement which was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended.

During the first quarter of 2007, the Company issued 152,213 (post merger) shares of common stock for cash at a per share price of $0.79. Accordingly, common stock and additional paid-in capital have been charged $152 and $119,848. Also during the first quarter of 2007, the Company issued an aggregate 126,844 (post merger) common shares of the Company for services rendered on behalf of the Company. The shares were valued at a per share price of $0.71. During the second quarter of 2007, the Company issued 100,000 shares of common stock for cash at a price of $.50 per share. Accordingly, common stock and additional paid in capital have been charged $100 and $49,900, respectively. The Company did not sell nor issue shares for services during the third and fourth quarter of
2007. The balance of authorized and issued shares of Timeshare Holdings, Inc. common stock as of December 31, 2007 is 30,167,000 shares. During 2006, the Company issued a total of 7,805,981 (post merger) shares of common stock for services rendered on behalf of the Company. The shares were valued at $0.71 per share. During the years ended December 31, 2005 and 2006, the Company issued 253,688 and 88,791 (post merger) shares of common stock for cash. The shares were issued at a price of $0.79 per share.
Accordingly, common stock and additional paid-in capital have been charged $254 and $199,746, and $88 and $69,912, respectively. During the year ended December 31, 2005, the Company issued 21,563,483 (post merger) shares to certain individuals as founder shares. These shares were valued at $0.01 per share. Accordingly, common stock has been credited in the amount of $21,564 and additional paid-in capital has been debited $13,064 to properly reflect the transaction subsequent to the merger and plan of reorganization.

NOTE 8 - INCOME TAXES
The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets and the valuation account are as follows:

For the Years Ended
December 31,
2009 2008
Deferred tax asset:
Net operating loss carryforward $ 2,409,047 $ 2,399,554
Valuation allowance (2,409,047) (2,399,554)
$ - $ -
The components of income tax expense are as follows:
For the Years Ended
December 31,
2009 2008
Current Federal tax $ - $ -
Current State tax - -
Change in NOL benefit 9,493 167,504
Change in valuation allowance (9,493) (167,504)
$ - $ -

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $2,409,047 and $2,399,554 as of December 31, 2009 and 2008, respectively, which may be offset against future taxable income and begin to expire, starting in 2025. No tax benefit has been reported in the financial statements.

Timeshare Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 - INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31, 2009 2008

Beginning Balance $ - $ -
Additions based on tax positions related to current year - -
Additions for tax positions of prior years - -
Reductions for tax positions of prior years - -
Reductions in benefit due to income tax expense - -
Ending Balance $ - $ -

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company leased space for its Irvine, California office through December 2008. The lease required payments of approximately $3,000 per month. In 2009, the Company forfeited the security deposit of $9,127 by ending its lease early. The Company leased space for its Las Vegas, Nevada office for $650 per month on a month-tomonth basis ending in December 2008. Rent expense for the years ended December 31, 2009 and 2008 were $650 and $104,342, respectively.

Credit Facilities

The Company has engaged FJC Financial (FJC) to place credit facilities on behalf of the company. FJC only earns a fee upon completed commitment from a lender. The fee is 3% plus reimbursement for any approved out of pocket expenses. The Company paid FJC in advance a $3,000 nonrefundable retainer which will be deducted from the earned fee. As of December 31, 2009, FJC has been unable to place a credit facility on behalf of the Company. The Company is currently seeking other alternative sources of financing.
Litigation On October 10, 2008, a complaint was filed against TSL in Superior Court of the State of California for commercial unlawful detainer as a result of the alleged contractual breach of the Company. The complaint alleges that the Company has failed to satisfy its lease obligations at its California office. The Company forfeited its security deposit of $9,127. Management believes that there will be no further losses from this complaint and has referred the complaint to its legal counsel.

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and has determined that no events had a material impact on its financial statements other than those disclosed above.

NOTE 11 – SUBLEASE INCOME
The Company subleased office space to various companies through 2008 on a month to month basis. Total sublease income for the years ended December 31, 2009 and 2008 was $-0- and $62,238, respectively.

NOTE 12 – GOING CONCERN
As reported in the financial statements, the Company has incurred losses of $7,085,432 from inception of the Company through December 31, 2009. The Company’s stockholders’ deficit at December 31, 2009 was $987,026. To date, there have been no revenues from operations. These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is Management's plan to generate additional working capital from an Initial Public Offering to investors, and then begin offering a new and better way to accommodate purchases and re-finances of resale timeshares by consumers. Given the current economic and fiscal crisis affecting the United States, as well as the tightening of credit and the scarcity of investment capital, this strategy may no longer be viable. Therefore, the Company is exploring other strategic alternatives while simultaneously exploring other sources of Venture Capital.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

INSIGHT MANAGEMENT CORPORATION

Date: December 22, 2010	By:	/s/ Kent A. Strickler
Kent A. Strickler
President
/s/ Douglas R. Johnson
Douglas R. Johnson
Chief Operating Officer & Chief Financial Officer