Form 10-K/A
TIMESHARE HOLDINGS, INC.
filed 2010-12-28
CIK 1402457

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

TimeShare Holdings, Inc.

Date: December 22, 2010	By:	/s/ Kent A. Strickler
Kent A. Strickler
President
/s/ Douglas R. Johnson
Douglas R. Johnson
Chief Operating Officer & Chief Financial Officer