Form 10-K
period 2010-12-31
TIMESHARE HOLDINGS, INC.
filed 2011-02-08
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————
 (Mark One)

þ	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2010
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number: 333-148697

———————
TimeShare Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
———————

Nevada	88-0476779
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

2137B NW Hwy 101
Lincoln City, OR 97367
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o  No þ

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	o		Accelerated Filer	o
Non-accelerated filer	o	(Do not check if a smaller reporting company)	Smaller reporting company	þ

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	82,517,000	2/4/2011

TIMESHARE HOLDINGS, INC.
TABLE OF CONTENTS
PAGE

CONSOLIDATED BALANCE SHEET	2
3
CONSOLDIATED STATEMENTS OF OPERATIONS
4-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
6
CONSOLIDATED STATEMENTS OF CASH FLOWS
7-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TIMESHARE HOLDINGS, INC

Consolidated Balance Sheet (Unaudited)

ASSETS	December 31,
	2010	2009
CURRENT ASSETS
Cash	$13,820	$-
Total Current Assets	$13,820	$-

PROPERTY AND EQUIPMENT	$13,525	$8,710
TOTAL ASSETS	$27,345	$8,710
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$135,000	$229,921
Accrued Expenses	$15,000	$361,293
Short Term Notes Due to Affiliates	$727,526	$339,522
Short Term Notes Due to Others	$387,561	$10,000
Stock Deposits	$-	$56,000
Total Current Liabilities	$1,265,087	$996,736

Total Liabilities	$1,265,087	$996,736

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 175,000,000 shares authorized: 82,517,000 issued and outstanding
	$82,517	$30,167
Additional paid-in capital	$6,230,096	$6,210,096
Subscription Receivable	$-	$(142,857)
Deficit accumulated during the development
stage	$(7,550,355)	$(7,085,432)
Total Stockholders' Deficit	$(1,237,742)	$(988,026)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,345	$8,710

TIMESHARE HOLDINGS, INC.

Consolidated Statements of Operations (Unaudited)

	For the Years Ended December 31,
	2010	2009

Revenue	$20,000	$-
Total Revenue	$20,000	$-

Expenses
Insurance	$1,049	$-
Legal	$279	$-
Licenses	$1,700	$-
Postage	$46	$-
Professional Fees	$950	$761
Rent	$1,000	$-
Salaries	$-	$286
Salary Expense	$574	$-
Supplies	$63	$-
Telephone	$519	$-
Other Expenses	$-	$7,591.00
Total Expenses	$6,180	$8,638

Net Profit or Loss	$13,820	$(8,638)

Loss Per Share - Basic and Diluted	$-	$-

Weighted Shares Outstanding	82,517,000	30,517,000

TIMESHARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD JULY 12, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance July 12, 2005	-	$-	$-	$-	$-	$-

Shares issued for Founders @ $0.01 per share	21,563,483	$21,564	$(13,064)	$-	$-	$8,500

Shares issue for cash @ $0.17 per share	253,688	$254	$199,746	$-	$-	$200,000

Net loss for the period ended December 31, 2005	-	$-	$-	$-	$(182,947)	$(182,947)

Balance December 31, 2005	$21,817,171	$21,818	$186,682	$-	$(182,947)	$25,553

Shares issued for cash @ $0.79 per share	88,791	$88	$69,912	$-	$-	$70,000

Shares issued for services @ $0.71 per share	7,805,981	$7,806	$5,534,441	$-	$-	$5,542,247

Net loss for the year ended December 31, 2006	-	$-	$-	$-	$(5,979,396)	$(5,979,396)

Balance December 31, 2006	29,711,943	29,712	5,791,035	-	(6,162,343)	(341,596)

Shares issued for cash @ $0.79 per share	152,213	$152	$119,848	$-	$-	$120,000

Shares issued for services @ $0.71 per share	126,844	$127	$89,932	$-	$-	$90,059

Shares issued pursuant to a Private Placement for			$7,524	$-	$-	$7,600
cash @ $0.10 per share	76,000	$76

Contributed capital	-	$-	$10,000	$-	$-	$10,000

Shares issued for cash @ $0.50 per share	100,000	$100	$49,900	$-	$-	$50,000

Net loss for the year ended December 31, 2007	-	$-	$-	$-	$(402,509)	$(402,509)

Balance December 31, 2007	30,167,000	30,167	6,068,239	-	(6,564,852)	(466,446)

TIMESHARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD JULY 12, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2007	30,167,000	30,167	6,068,239	-	(6,564,852)	(466,446)

Shares issued in association with common
stock subscriptions @ $0.14	750,000	$750	$106,393	$(107,143)	$-	$-

Shares cancelled	(750,000)	$(750)	$(106,393)	$107,143	$-	$-

Net loss for the year ending December 31, 2008	-	$-	$-	$-	$(471,215)	$(471,215)

Balance December 31, 2008	30,167,000	30,167	6,068,239	-	(7,036,067)	(937,661)

Shares issued in association with common
stock subscriptions @ $0.14	1,000,000	$1,000	$141,857	$(142,857)	$-	$-

Net loss for the year ended December 31, 2009	-	$-	$-	$-	$(49,365)	$(49,365)

Balance December 31, 2009	31,167,000	31,167	6,210,096	(142,857)	(7,085,432)	(987,026)

Shares issued in association with common
stock subscriptions @ $0.00038	52,000,000	$20,000	$20,000	$-	$-	$20,000

Shares cancelled	(650,000)	$(650.00)	$-	$-	$-	$-

Net loss for year ended December 31, 2010	-	$-	$-	$-	$(464,923)	$(458,543)

Balance December 31, 2010	82,517,000	50,517	6,230,096	(142,857)	(7,550,355)	1,237,742

TIMESHARE HOLDINGS, INC.

Consolidated Statements of Cash Flows – Unaudited

For the Years Ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net Income (Loss)	$13,820	$(8,638)
Depreciation	$3,600	$3,600
Changes in Operating Assets and Liabilities:
Changes in Assets	$-	$-
Changes in Liabilities:
Accounts Payable	$(94,921)	$(5,409)
Accrued Interest	$-	$39,645
Accrued Expenses	$15,000	$-
Net Cash Used in Operating Activities	$(62,501)	$29,198

Cash Flow from Financing Activities
Proceeds from Issuance of Common Stock	$20,000	$-
Proceeds from Notes Payable	$-	$1,310
Net Cash Provided from Financing Activities	$20,000	$1,310

Net Increase (Decrease) in Cash	$20,000	$(1,092)

Cash Beginning of Year	$-	$2,191

Cash End of Year	$13,820	$-

TIMESHARE HOLDINGS, INC.

NOTE 1 – ORGANIZATION, STOCK ACQUISITION AND BASIS OF ACCOUNTING

Organization

The  consolidated  financial  statements  presented  are  those  of  Timeshare  Holdings,  Inc. during the year 2010 with the primary results occurring in November and December.  On November 12, 2010 the Company signed a Stock Acquisition Agreement with Global Renewable Energy Systems Inc., a privately held Oregon Corporation for the purchase of Fifty Two Million (52,000,000) shares of TimeShare Holdings, Inc. stock.  The purchase price was for Twenty Thousand (20,000) Dollars.  Additional provisions included the resignations of two (2) members of the Board of Directors and the appointment of two (2) new directors.  The agreement included that the new Board of Directors would agree that the company would assume One Hundred Thirty Five Thousand (135,000) Dollars of accrued payables and Five Hundred Forty Seven Thousand Three Twenty Four (547,324) Dollars of accrued short term notes.

On November 30, 2010 two (2) of the Board of Directors acknowledged that Director Frederick H. Conte had resigned on January 8, 2009 and that Lynn Denton resigned effective December 1, 2010.  At the same Board meeting Kent A. Strickler and Douglas R. Johnson were appointed to the Board joining the remaining member, Paul K. Thompson.  Subsequently, Kent A. Strickler was elected Chairman of the Board and President of the Company, Paul K. Thompson remained a Director and was appointed Vice President, Investor Relations, and Douglas R. Johnson was elected Secretary/Treasurer of the Board and Chief Operating Officer and Chief Financial Officer of the Company.

The Company is incorporated in the State of Nevada and maintains its principal office in Oregon at:
2137B NW Highway 101
Lincoln City, OR 97367
Tel: 541-994-1192                               Fax: 541-994-1193

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The comparative consolidated financial statements include all of the accounts of TimeShare Holdings, Inc.  These  consolidated  financial  statements  have  been  prepared  on  the  accrual  basis  of accounting  in  accordance with accounting principles generally accepted in United States. All intercompany  accounts  and  transactions  have  been  eliminated  in  the  consolidated  financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
The Company applies the provisions of SEC Staff Accounting Bulletin No. 104,"Revenue Recognition in Financials Statements" (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.   SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to its subsidiaries projected to produce beginning in the first quarter

The Company's revenues will be generated from subsidiaries operating in the renewable energy and hotel industries.  The renewable energy industry produces revenue ranging from tipping fees to electricity produced and green house gases emissions reduction Carbon Credits.  The hotel revenues are generated from lodging, restaurant, and gaming activities.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets.

Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred.   Upon  sale  or  disposition,  the  cost  and  related  accumulated  depreciation  and amortization are removed from the accounts and any gain or loss is included in operations.

Offering Costs
The Company capitalizes syndication costs, consisting of items incurred for the packaging and promotion of syndicating the Company.  These include printing and preparation costs, legal costs, and tax opinions associated with the marketing of the offering.  These costs will be offset against the offer proceeds upon its completion. There were no offering costs recognized during the year ended December 31, 2010.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007. The adoption of FASB ASC 740-10 had no effect on the Company’s reported deficit, its net income (loss) or on its reported deferred net tax assets from net operating loss carry forwards or the related valuation allowance (Note 8).

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2010, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

Advertising
Costs of advertising are charged to expense as incurred. Advertising expense was $ -0- and for the year ended December 31, 2010.

Concentrations of Credit Risk

The Company maintains its cash accounts in commercial banks. At December 31, 2010, cash on deposit was not in excess of the federally insured limit of $250,000.

Income (Loss) per Common Share
The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net income/ (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Through December 31, 2010 the Company did not have any common stock equivalents.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own- Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

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

In  September  2009,  the  FASB  issued  Accounting  Standards  Update  2009-12,  Fair  Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has issued Promissory Notes to corporate officers, directors and investors that are also shareholders of Timeshare Holdings, Inc. The Notes bear interest at rates of 0% and are due on November 12, 2011 with a one year roll over upon payment of 10% of the balance due.  The notes are secured with stock shares of the Company that would be issued in case of default.  The combined amount of the notes equals $727,526.

NOTE 5 – SHARE STRUCTURE

The current Share Structure of the Company is as follows:

Authorized Shares	175,000,000
Outstanding Shares	82,517,000
Restricted Shares	71,658,626
Free Trading Shares	10,858,374

NOTE 6 – ON GOING CONCERN

As reported in the financial statements, the Company has incurred losses of $7,550,355 from inception of the Company through December 31, 2010.   The Company’s stockholders’ deficit at December 31, 2010 was $1,237,742.  To date, there have been no revenues from operations.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company  will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is Management's plan to generate additional working capital from an offer to investors, and then begin investing in renewable energy projects and hotel acquisitions.  Given the current economic and fiscal crisis affecting the United States, as well as the tightening of credit and the scarcity of investment capital, this strategy may no longer be viable.  Therefore, the Company is exploring  other  strategic  alternatives  while  simultaneously  exploring  other  sources  of  Venture Capital.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TimeShare Holdings, Inc.

Date: February 4, 2011	By:	/s/ Kent A. Strickler
Kent A. Strickler
President
/s/ Douglas R. Johnson
Douglas R. Johnson
Chief Operating Officer & Chief Financial Officer