Form 10-Q
period 2010-03-31
TRANSGLOBAL ASSETS, INC.
filed 2011-05-09
CIK 1402457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31. 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number: 333-148697
———————
TransGlobal Assets, Inc.
(Exact name of small business issuer as specified in its charter)
———————

CUSIP NUMBER
89366P 105
Nevada		88-0476779
(State or other jurisdiction of Incorporation or organization)		(IRS Employee Identification No.)

2137 NW Highway 101, Lincoln City, OR 97367

541-994-1192
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

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rle 12b-2 of the Exchange Act).   Yes       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	85,436,170	March 31, 2011

TransGlobal Assets

OUR VISION

To be a premier, multi-sector holding company whose strategic worldwide assets enhance long-term shareholder value, global progress and the planet's sustainability.

3

TRANSGLOBAL ASSETS INC.

TABLE OF CONTENTS
1.	Consolidated Balance Sheet

2.	Colsolidate Statement of Operations

3.	Statement of Stockholders's Equity

4.	Colsolidated Statement of Cash Flow

5.	Note 1 - Organization

6.	Note 2 - Accounting Policies

7.	Note 3 0 Management Discussion of FInancial, Legal, and Operational Issues

8.	Note 4 - Going Concern

9.	Note 5 - Share Structure

10.	Note 6 - Signaificant Events, SEC Filings, and Press Releases

TRANSGLOBAL ASSETS INC.
CONSODIATED BALANCE SHEET
(unaudited)

	March 31	December 31
	2011	2010

ASSETS
Cash	$43,245	$13,820
Equipment (Helios)	$500,000	$0
Furniture	$13,525	$13,525

TOTAL ASSETS	$556,770	$27,345

LIABILITIES
Accounts Payable	$135,000	$135,000
Accrued Expenses	$5,830	$15,000
Short Term Notes Due to Affiliates	$727,526	$727,526
Short Term Notes Due to Others	$387,561	$387,561
Long Term Stock Loan	$	$-

TOTAL LIABILITIES	$1,255,917	$1,265,087

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value	$85,436	$82,517
175,000,000 shares authorized,
82,517,000 outstanding in 2010,
85,436,170 outstanding in Q1 2011

Additional paid-in capital	$6,730,096	$6,230,096

Deficit accumulated during the
development stage	$(7,514,679)	$(7,550,355)

TOTAL STOCKHOLDERS’ EQUITY	$(699,147)	$(1,237,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,770	$27,345

TRANSGLOBAL ASSETS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	March 31	December 31
	2011	2010

REVENUE	$70,000	$20,000

TOTAL REVENUE	$70,000	$20,000

EXPENSES
Fees - Filing	$6,992	$0
Insurance	$1,175	$1,049
Legal	$0	$279
Licenses	$150	$1,700
Marketing & Press Releases	$3,732	$0
Postage	$169	$46
Professional Fees	$14,420	$950
Rent	$4,500	$1,000
Salary Expense	$0	$574
Shareholders’ Meeting	$1,921	$0
Telephone & Internet	$1,026	$519
Utilities	$122	$0
Other Expenses	$0	$0

TOTAL EXPENSES	$34,324	$6,180

NET PROFIT OR LOSS	$35,676	$13,820

TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY OR (DEFICIT)
JULY 12, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	$ Amount	$ Capital	$ Deficit	$ Deficit

Balance July 12, 2005	-	-	-	-	-
Shares issued for Founders @ $0.001	21,563,483	21,564	(13,064)	-	8,500
Shares issued for cash @ $0.17	253,688	254	199,746	-	200,000
Net Loss-2005	-	-	-	(182,947)	(182,947)
Balance December 31, 2005	21,817,171	21,818	186,682	(182,947)	(182,947)
Shares issued for cash @ $0.79	88,791	88	69,912	-	70,000
Shares issued for services @ $0.71	7,805,981	7,806	5,534,441	-	5,542,396
Net Loss-2006	-	-	-	(5,979,396)	(5,979,396)
Balance December 31, 2006	29,711,943	29,712	5,791,035	(6,162,343)	(341,596)
Shares issued for cash @ $0.79	152,213	152	119,848	-	120,000
Shares issued for services@ $0.71	126,844	127	89,932	-	90,059
Shares issued pfor cash @ $0.10 pursuant to a Private Placement	76,000	76	7,524	-	7,600
Contributed capital	-	-	10,000	-	10,000
Shares issued for cash @ $0.50	100,000	100	49,900	-	50,000
Net Loss-2007	-	-	-	(402,509)	(402,509)
Balance December 31, 2007	30,167,000	30,617	6,068,239	(6,564,852)	(466,446)
Shares issued in association with common stock subscriptions @ $0.14	750,000	750	106,393	-	-
Shares cancelled	(750,000)	(750)	(106393)	-	-
Net loss-2008	-	-	-	(471,215)	(471,215)
Balance December 31, 2008	30,167,000	30,617	6,068,239	(7,036,067)	(937,661)
Shares issued in association with common stock subscriptions @ $0.14	1,000,000	1,000	141,857	-	-
Net Loss-2009	-	-	-	(49,365)	(49,365)
Balance December 31, 2009	31,167,000	31,167	6,210,096	(7,085,432)	(987,026)
Shares issued in association with common stock subscriptions @ $0.00038	52,000,000	20,000	20,000	-	-
Shares cancelled	(650,000)	(650)	-	-	-
Other	-	-	-	-	178,531
Net Loss-2010	-	-	-	(429,247)	(429,247)
Balance December 31, 2010	82,167,000	50,517	6,230,096	(7,550,355)	(1,237,742)
Shares issued in association with commonstock subscriptions for service contracts @ $0.015	8,000,000	80,000	-	-	-
Shares issued in association with commonStock subscriptions for JV guarantee @$0.006	-	8,578	500,000	-	509,170
Shares cancelled	4,730,830	-	-	-	-
Net Profit -2011-1st Quarter	-	-	-	35,676	35,676
Balance March 31, 2011	85,436,170	139,095	6,730,000	(7,514,679)	(692,896)

TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENT OF CASH FLOW
(unaudited)

	March 31	December 31
	2011	2010

CASH FLOW FROM OPERATIONS
Net Income or Loss	$35,676	$13,820
Depreciation	$0	$3,600
Changes in Assets	$0	$0
Changes in Liabilities:
Accounts Payable	$0	$(94,921)
Accrued Expenses	$5,830	$15,000

NET CASH USED IN OPERATIONS	$41,506	$(62,501)

CASH FLOW FROM FINANCING

Proceeds from Issuance of Stock	$0	$20,000
Proceeds from Notes Payable	$0	$0

NET CASH FROM FINANCING	$0	$20,000

NET INCREASE (DECREASE) IN CASH	$41,506	$20,000

CASH BEGINNING OF YEAR	$13,820	$0

CASH END OF QTR	$55,326	$13,820

TRANSGLOBAL ASSETS INC.

NOTE 1 – ORGANIZATION

The organization consists of a Board of Directors, a President, a Chief Operating Officer, a Chief Financial Officer, and a Vice President of Investor Relations.  On February 28, 2011 at the 2011 Shareholders Meeting the following were unanimously elected to serve until the next annual Shareholders Meeting in 2012:

Kent A. Strickler
Paul K. Thompson
Douglas R. Johnson

The 2011 Officers of the Company are:
Kent A. Strickler, President
Paul K. Thompson, Vice President Investor Relations
Douglas R. Johnson, Chief Operating Officer/Chief Financial Officer

The Company has established internal controls to ensure that all management decisions will be made exclusively by the Company’s officers and directors.  As the revenue producing projects become active the Company may add directors, key employees, and general staff necessary to further expand internal controls that provide more extensive checks and balances and increase efficiency.

At the annual Stockholders Meeting it was approved to change the Company’s name as follows:
TransGlobal Assets, Inc.
2137B NW Highway 101
Lincoln City, OR 97367
Tel:  (541) 994-1192
Fax:  (541) 994-1193
Website:  www.transglobalassets.com

NOTE 2 – ACCOUNTING POLICIES

The accompanying financial statements are prepared and presented by the Company without audit.  The Company financial statements are prepared using generally accepted accounting principles (GAAP) in the United States of America and certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Management has considered all recent accounting pronouncements issued since the 2010 Company financial statements. Management believes that all GAAP current pronouncements will not have a material effect on the Company 1st quarter 2011 financial statements.

NOTE 3 – MANAGEMENT DISCUSSION OF FINANCIAL, LEGAL AND OPERATIONAL ISSUES

Financial Issues
Although management believes the expectations reflected in these forward looking statements are reasonable we caution you not to place undue reliance on these statements as they reflect the management expectations only as of the 1st quarter 2011.

Management recognizes that the Company has not been able to obtain the necessary financial support to fund all its projects and administrative budget.  The Company focus is to obtain sufficient funding to move forward with these announced projects:

1.	Biomass to Energy mobile plant in Romania
2.	Hotel Resort Casino in Bulgaria, and
3.	Solar photovoltaic project in Bulgaria

Management is in discussions with potential project funding sources that are well qualified to provide the initial financial support that is required for our focus projects. On March 24, 2011 we announced that $500,000 was funded to start manufacturing the 250KW mobile Biomass plant to be used and demonstrated in Romania. Should additional funding be committed additional projects will be announced and funding pursued.  The management understands that their compensation and operations funding will not be available until project funding is obtained.  Due to their focus on project funding they agreed in December, 2010 to delay their compensation until there are sufficient funds available.  The 1st quarter financials do not reflect their compensation liability as there is concern about available funds and they have not established past or future liability at this time.

We anticipate rapid growth as our projects are acquired and producing revenues and/or under construction.  This growth may create financial and managerial strain on our business and operations.  To prepare ourselves we must plan to expand our business infrastructure through technology upgrades and adequate staffing at all levels.  This will require additional financing and revenue sources that will considered in the planning process.  Although management will ultimately decide the direction the Company will take to achieve the planning goals we will seek and welcome input from our Shareholders and others through conference calls, committees, emails, and other forms of communication.  This planning process is currently being developed and will be announced through Press Releases.  Management accepts the responsibility for the Company growth and profitability yet understands that Shareholders and others have valuable input that must be considered and implemented when applicable for our success.

Legal Issues
As of March 31, 2011 there are no legal proceedings against the Company. We do not anticipate any legal proceeding that will have a material adverse effect on its financial position.

Operational Issues
The Company currently has two (2) wholly owned subsidiaries, Native American Consulting and Renewable Energy R&D.  These subsidiaries were acquired from
Global Renewable Energy Systems, Inc. as part of the Stock Acquisition Agreement entered into between TimeShare Loans, Inc. and GRES in 2010.

Native American Consulting (NAC) is headed by Kent A. Strickler for the purpose of developing projects for consideration of the Board of Directors as acquisitions/and or Joint Ventures.  NAC deals with Company and other Consultants to this end.  Currently NAC is developing opportunities in many countries in venues including:

1.	Biomas to Energy
2.	Hotel Resorts
3.	Solar Power
4.	Wind Power
5.	Real Estate
6.	Manufacturing

Renewable Energy R&D (R&D) is headed by Douglas R. Johnson for the purpose of reviewing the technology applicable to the developing projects.  R&D supports NAC in an advisory capacity to determine construction techniques, equipment, and technology to enhance the sustainable and profitability of projects. Current activities include:
1.
Review of fixed vs. tracking solar panels to determine the additional solar hour’s revenue vs. cost.  The review information is developed specifically for each project as solar insolation is calculated in kilowatt hours per square meter per day.  This is commonly known as Sun Hours per Day.

2.	Review the construction techniques on the feasibility of applying modular construction to Solar PV parks. It is our opinion that this system is the most efficient and cost effective method.
3.	Studying the feasibility of modifying the Biomass project to allow for the environmental regulations in Canada and the United States of America.

Our Investors Relations office is headed by Paul K. Thompson.  Mr. Thompson answers questions from Shareholders and others and is committed to answer honestly, accurately, and timely.  Management values Shareholder participation and strives to keep them informed and up to date on Company projects and items of interest.  We are committed to provide open communications to the Shareholders and others.

On January 1, 2011 the Board of Directors reduced the authorized shares from 300,000,000 to 175,000,000.  The Board is committed to expansion without significant dilution impact to the Shareholders.

The annual Shareholders meeting was held in Portland, Oregon on February 28, 2011.  We are pleased to announce that Kent A. Strickler, Paul K. Thompson, and Douglas R. Johnson were elected to service as the Board of Directors until the 2012 annual Shareholders meeting.  We are also pleased to announce that the Company name change was approved.  We are now officially renamed to TransGlobal Assets Inc.

The Company is in negotiations to finance and acquire hotel resorts in Bulgaria.  We are pleased to announce that the due diligence and financing are in their final stages and upon conclusion we will decide whether or not to acquire the properties.  The decision will be announced in a timely manner.

We are still negotiating and developing solar photo voltaic projects.  Contract negotiations on the previously announced 60MW project in Bulgaria is ongoing due to consideration to expand the project to 75MW and/or up to 90MW.  The use of tracking PV panels and/or tower systems is currently under review with a major panel supplier and construction company.  Other solar and/or wind projects have recently been presented to us for consideration.  We are reviewing these projects and having preliminary discussions with financing sources.  These projects are located in Europe.

On March 23, 2011 the company received a Pre-Approval for (5M EUR), $7,200,000 USD from a Bulgarian Bank through our Joint Venture Partner WIEC with the terms and conditions of the loan to be completed within 60 days.

On March 24, 2011 we announced that the Company provided $500,000 USD to our Joint Venture partner Helios Inc. of India in order to commence construction on the Biomass to energy project for Romanian municipalities including that of Acatari.  The Municipal Solid Waste (MSW) waste-to-energy 250KW mobile plant will be manufactured in India by Helios Assembly of India.  This system converts MSW into earth-friendly green energy that reduces Green House Gases from the atmosphere and further eliminates any ash residue and polluted water by utilizing them for various concrete products.  Officials from other European and Middle Eastern countries have expressed interest in our MSW system and will be monitoring our 250KW project.  Revenues from unit sales and monthly revenues from the sale of electricity, green certificates, carbon credits, and concrete products will be realized from the Companies 50% Joint Venture Agreement.  Estimates of our potential revenues may be read on our March 24, 2011 Press Release at OTC.BB:TMSH.QB under the News tab.

NOTE 3 – MANAGEMENT DISCUSSION OF FINANCIAL, LEGAL AND OPERATIONAL ISSUES
Operational Issues (Continued)
The Company has also announced a joint venture in China and is involved in negotiations and will announce more details in the future.

The Company has implemented and follows the practice of entering Non-Disclosure Agreements or Confidentiality Agreements with parties associated with conducting the normal course of business.  Such a practice has been determined to be a practical method of protecting the development of new relationships with entities working with the Company until certain milestones have been reached.

These NDA’s are binding contracts that restrict the release of information from both parties that is deemed confidential for various reasons such as being proprietary information or being a trade secret.  Such a practice has been necessary due to the competitive markets in which the Company conducts business and to prevent third parties from interfering with the Company's efforts to research, finance, and finalize projects. The entities that have entered into NDA's with the company include Joint Venture Partners, Acquisition Partners, Consultants, and Financing entities.  The Company will continue to update shareholders of developments as required by applicable regulations, but will adhere to the practice of complying with the Company's obligations contained in the NDA's so as to prevent premature release of information concerning the status of projects being reviewed by the Company.

NOTE 4 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America.  The Company has incurred losses since inception and currently has revenues that are insufficient to cover its operating costs which raise doubts about its ability as a going concern.  The plan for the Company to continue is predicated upon its ability to successfully accomplish its business plans described in this document and secure additional sources of financing.  Management is working diligently to accomplish these goals.

NOTE 5 – SHARE STRUCTURE

The current Company Shares Structure is:
Authorized Shares -	175,000,000
Outstanding Shares -	85,436,170
Restricted Shares -	67,722,796
Float -	17,713,374

NOTE 6 - SIGNIFICANT EVENTS, SEC FILINGS, AND PRESS RELEASES

TransGlobal Assets Inc. (TMSH) is committed to its Shareholders in keeping them informed of all significant events through Security and Exchange Commissions filings and/or Press Releases.  The Company will release all pertinent information that is not restricted by confidentially and that information so restricted will be released immediately when allowed.  Any and all information not covered by confidentially and requested by Shareholders and others will be accurately reported.  The Company desires that inquiries be addressed to Paul K. Thompson, Vice President, Investor Relations at:  investorrelations@transglobalassets.com.  In the first quarter ending March 31, 2011 the Company issued Security and Exchange Commission filings on forms 8K (9 total), 10K (1 total), and  S8 (1 total).  In addition, the Company issued Press Releases (13 total).  All of this information was disseminated in keeping with our policy of informing our Shareholders and others of our projects and their status.  We are committed to continue with this policy in the future.

EXHIBITS

1.	8-K dated January 3, 2011
2.	8-K dated January 14, 2011
3.	8-K dated January 18, 2011
4.	8-K dated January 18, 2011
5.	8-K dated January 28, 2011
6.	8-K dated February 1, 2011
7.	8-K dated February 15, 2011
8.	8-K dated February 25, 2011
9.	8-K dated March 3, 2011
10.	10-K dated February 8, 2011
11.	S-8 dated February 24, 2011
12.	Press Release dated January 5, 2011
13.	Press Release dated January 10, 2011
14.	Press Release dated January 13, 2011
15.	Press Release dated January 18, 2011
16.	Press Release dated January 18, 2011
17.	Press Release dated January 27, 2011
18.	Press Release dated February 1, 2011
19.	Press Release dated February 15, 2011
20.	Press Release dated February 24, 2011
21.	Press Release dated February 25, 2011
22.	Press Release dated March 2, 2011
23.	Press Release dated March 16, 2011
24.	Press Release dated March 24, 2011

The following information is a brief summary of the above number exhibits.  The full information pertaining to the above exhibits may be found on the OTC.BB: TMSH.QB.

Exhibit 1 - 8K – January 3, 2011.  The Company announced the reduction in Authorized Shares from 300,000,000 to 175,000,000.  The acquisition of Renewable Energy R&D and Native American Consulting was announced.

Exhibit 2 - 8K – January 14, 2011.  Signing of a lease for offices in India was announced.

Exhibit 3 - 8K – January 18, 2011.  Joint Venture with Helios to build MSW to Energy System to clean up waste disposal land fills under contract in Romania.

Exhibit 4 - 8K – January 18, 2011.  Change in transfer agent to Transfer Online Inc.

Exhibit 5 – 8K – January 28, 2011.  Las Vegas, Nevada offices closed and move to Lincoln City, Oregon.

Exhibit 6 – 8K – February 1, 2011.  Purchase Agreement signed for Dimyat Hotel.

Exhibit 7 – 8K – February 15, 2011.  2011 Shareholders Meeting Location.

Exhibit 8 – 8k –February 25, 2011.  Announcement of alliance with WIEC and Joint Venture Agreement on a Senior Healthy Living Center in China.

Exhibit 9 – 8K – March 3, 2011.  Name change from Shareholders Meeting to TransGlobal Assets Inc. and election of Board of Directors.

Exhibit 10 – 10K – February 8, 2011.  2010 Annual Report.

Exhibit 11 – S8 – February 24, 2011.  Legal Representation Compensation Plan.

Exhibit 12 – Press Release – January 5, 2011.  Authorized Shares reduction.

Exhibit 13 – Press Release – January 10, 2011.  Announcing share purchase agreement, acquisitions, and other information clarification.

Exhibit 14 – Press Release – January 13, 2011.  Lease of offices in India.

Exhibit 15 – Press Release - January 18, 2011.  Joint Venture in India on Biomass.

Exhibit 16 – Press Release – January 18, 2011.  New transfer agent announcement.

Exhibit 17 – Press Release – January 27, 2011.  Proposed Company name change.

Exhibit 18 – Press Release – February 1, 2011.  Purchase Agreement Dimyat Hotel.

Exhibit 19 – Press Release – February 15, 2011.  Annual Stockholders Meeting.

Exhibit 20 – Press Release – February 24, 2011.  Alliance with WIEC.

Exhibit 21 – Press Release – February 25, 2011.  Joint Venture in China.

Exhibit 22 – Press Release – March 2, 2011.  Recap of Annual Shareholders Meeting.

Exhibit 23 – Press Release – March 16, 2011.  Company name change to TransGlobal Assets Inc.

Exhibit 24 – Press Release – March 24, 2011.  $500,000 funding for Joint Venture with Helios on MSW-TO-ENERGY SYSTEM – 250 KW portable unit.

The full text of the exhibits may be found on the OTC.BB: TMSH.QB.  The 8K, 10K and S8 information in found in the Financials menu and the Press Releases are found in the News menu.  We encourage all interested parties to read the full text of the Exhibits.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TimeShare Holdings, Inc.

Date: May 9, 2011	By:	/s/ Kent A. Strickler
Kent A. Strickler
President
/s/ Douglas R. Johnson
Douglas R. Johnson
Chief Operating Officer & Chief Financial Officer

Legal Notice Regarding Forward Looking Statements

No statement herein should be considered as an offer or a solicitation of an offer for the purchase or sale of any securities. This release contains forward-looking statements that are based upon current expectations or beliefs, as well as a number of assumptions about future events. Although TimeShare Holdings, Inc. (the “Company” or “TMSH”) believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties, including but not limited to adverse economic conditions, intense competition, lack of meaningful research results, entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, termination of contracts or agreements, technological obsolescence of the Company's acquisitions, technical problems with the Company's research and development products, price increases for supplies and components, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses or technologies that result in operating losses or that do not perform as anticipated, unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out research, development and commercialization plans, loss or retirement of key executives and research scientists, changes in interest rates, inflationary factors, and other specific risks. There can be no assurance that further research and development will validate and support the results of our preliminary research and studies. Further, there can be no assurance that the necessary regulatory approvals will be obtained or that TimeShare Holdings, Inc. will be able to finalize all projects or acquisitions due to unknown variables. In addition, other factors that could cause actual results to differ materially are discussed in the Company's most recent Form 10-Q and Form 10-K filings with the Securities and Exchange Commission. These reports and filings may be inspected and copied at the Public Reference Room maintained by the U.S. Securities & Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information about operation of the Public Reference Room by calling the U.S. Securities & Exchange Commission at 1-800-SEC-0330. The U.S. Securities & Exchange Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the U.S.  Securities & Exchange Commission at http://www.sec.gov . The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.