Form 10-Q
period 2011-06-30
TRANSGLOBAL ASSETS, INC.
filed 2011-08-15
CIK 1402457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:           June 30, 2011

Commission File Number 333-148697

TRANSGLOBAL ASSETS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0476779
(State of or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. No.)

2137 NW Highway 101, Lincoln City, OR 97367

 (Address of Principal Executive Office)

Telephone: (541) 994-1192

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934. Yes ☒ No ☐

The registrant is a voluntary filer and, as such, is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934. Consequently, the level of the registrant’s disclosure may vary from what is required of a mandatory reporting company. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As at August 6, 2011, there were 94,087,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

For the quarterly period ended June 30, 2011

i

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	9

ITEM 6. EXHIBITS	9

SIGNATURES	10

EXHIBIT 31.1.
Section 302 Certification (Kent A. Strickler)

EXHIBIT 31.2
Section 302 Certification (Douglas R. Johnson)

EXHIBIT 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

ii

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TransGlobal Assets Inc.

Statement of Operations – Unaudited

April 1st, 2011 through June 30th 2011

(In Thousands except shares and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$362	$1,695
Furniture	$13,525	$13,525
Total Assets	$13,887	$15,220

LIABILITIES
Accounts Payable	$130,000	$135,000
Accrued Expenses	$-	$15,000
Short Term Notes Due to Affiliates	$542,160	$542,160
Short Term Notes to Others	$601,306	$560,802
Total Liabilities	$1,273,466	$1,252,962

STOCKHOLDERS' EQUITY
Common Stock @ $.001 Par Value 94,087,000 Shares Outstanding	$94,087	$82,517
Additional Paid-in Capital	$6,255,096	$6,230,096
Deficit Accumulated During the	$(7,608,762)	$(7,550,355)
Development Stage
Total Stockholder's Equity	$(1,259,579)	$(1,237,742)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,887	$15,220

Net Income (Loss) per Common Share	$0.00015	$0.00019

Common Shares Outstanding	94,087,000	82,167,000

TransGlobal Assets Inc.

Consolidated Balance Sheet and Stockholders’ Equity or (Deficit)

(In Thousands except shares and per share data)

Unaudited

June 2011

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$362	$1,695
Furniture	$13,525	$13,525
Total Assets	$13,887	$15,220

LIABILITIES
Accounts Payable	$130,000	$135,000
Accrued Expenses	$-	$15,000
Short Term Notes Due to Affiliates	$542,160	$542,160
Short Term Notes to Others	$601,306	$560,802
Total Liabilities	$1,273,466	$1,252,962

STOCKHOLDERS' EQUITY
Common Stock @ $.001 Par Value 94,087,000 Shares Outstanding	$94,087	$82,517
Additional Paid-in Capital	$6,255,096	$6,230,096
Deficit Accumulated During the	$(7,608,762)	$(7,550,355)
Development Stage
Total Stockholder's Equity	$(1,259,579)	$(1,237,742)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,887	$15,220

Net Income (Loss) per Common Share	$0.00015	$0.00019

Common Shares Outstanding	94,087,000	82,167,000

The accompanying financial statements are prepared and presented by the Company without audit.  The Company financial statements are prepared using generally accepted accounting principles (GAAP) in the United States of America and certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Management has considered all recent accounting pronouncements issued since the 2010 Company financial statements. Management believes that all GAAP current pronouncements will not have a material effect on the Company 2nd Quarter 2011 financial statements. Those financials were not revised by our auditors.

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
Website:  www.transglobalassets.com

NOTE 2 – ACCOUNTING POLICIES

The accompanying financial statements are prepared and presented by the Company without audit.  The Company financial statements are prepared using generally accepted accounting principles (GAAP) in the United States of America and certain information and footnote disclosures normally included in financial statements have been condensed or omitted. Management has considered all recent accounting pronouncements issued since the 2010 Company financial statements. Management believes that all GAAP current pronouncements will not have a material effect on the Company 2nd quarter 2011 financial statements.

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

Management recognizes that the Company has not been able to obtain the necessary financial support to fund all its projects and administrative budget.  The Company focus is to obtain sufficient funding to move forward with these announced projects:

1	Biomass to Energy mobile plant in Romania

We anticipate rapid growth as our projects are acquired and producing revenues and/or under construction.  This growth may create financial and managerial strain on our business and operations.  To prepare ourselves we must plan to expand our business infrastructure through technology upgrades and adequate staffing at all levels.  This will require additional financing and revenue sources that will be considered in the planning process.  Although management will ultimately decide the direction the Company will take to achieve the planning goals we will seek and welcome input from our Shareholders and others through conference calls, committees, emails, and other forms of communication.  This planning process is currently being developed and will be announced through Press Releases.  Management accepts the responsibility for the Company growth and profitability yet understands that Shareholders and others have valuable input that must be considered and implemented when applicable for our success.

Legal Issues
As of June 30, 2011 there are no legal proceedings against the Company. We do not anticipate any legal proceeding that will have a material adverse effect on its financial position.

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

1.	Biomas to Energy
2.	Wind Power
3.	Real Estate
4.	Manufacturing
5.	Solar Power

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

NOTE 5 – SHARE STRUCTURE

As of August 6, 2011

The current Company Shares Structure is:
Authorized Shares -	175,000,000
Outstanding Shares -	94,087,000
Restricted Shares -	65,039,876
Float -	29,047,124

NOTE 6 - SIGNIFICANT EVENTS, SEC FILINGS, AND PRESS RELEASES

TransGlobal Assets Inc. (TMSH) is committed to its Shareholders in keeping them informed of all significant events through Security and Exchange Commissions filings and/or Press Releases.  The Company will release all pertinent information that is not restricted by confidentially and that information so restricted will be released immediately when allowed.  Any and all information not covered by confidentially and requested by Shareholders and others will be accurately reported.  The Company desires that inquiries be addressed to Paul K. Thompson, Vice President, Investor Relations at:  investorrelations@transglobalassets.com.  In the second quarter ending June 30, 2011 the Company issued Security and Exchange Commission filings on forms 8-K, 10-K and S-8. In addition, the Company issued Press Releases.

All of this information was disseminated in keeping with our policy of informing our Shareholders and others of our projects and their status.  We are committed to continue with this policy in the future.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) uncertainties regarding our  market, (iii) uncertainties regarding the market for and value of renewable energy in the countries where we have the opportunities to produce it, (iv) political and governmental risks associated with the foreign countries in which we operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required host country and United Nations approvals, (vi) the development stage of our business and (vii) our lack of operating history, and (viii) our inability to get listed or quoted into a real national exchange or the OTC bulletin board.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. As used in this quarterly report, the terms “we”, “us”, “our”, “Transglobal” or the “Company” mean TRANSGLOBAL ASSETS, INC. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Corporate History

We were incorporated in Nevada in 2007, as Time Shares Holdings, Inc; we changed our name on February 28, 2011 to TransGlobal Assets Inc. The organization consists of a Board of Directors, a President, a Chief Operating Officer, a Chief Financial Officer, and a Vice President of Investor Relations.  On February 28, 2011 at the 2011 Shareholders Meeting the following were unanimously elected to serve until the next annual Shareholders Meeting in 2012:

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

Although management believes the expectations reflected in these forward looking statements are reasonable we caution you not to place undue reliance on these statements as they reflect the management expectations only as of the 2nd Quarter 2011.

Management recognizes that the Company has not been able to obtain the necessary financial support to fund its projects and administrative budget.  The Company focus is to obtain sufficient funding to move forward with the Bio-Mass to Energy 500KW plant that will be shipped and installed in Romania.  Management is in discussions with several funding sources and will be announcing the results early in the 3rd Quarter 2011.

Summary of Current Operations:

Transglobal currently has potential operations in two areas (i) a biomass to energy and (ii) indentifying potential acquisitions.

Results of Operations

Revenue

We have recorded no revenue since 2010.

Capital Resources

As at June 30, 2011, we had no commitments for any capital expenditures.

Off-Balance Sheet Arrangements

As at June 30, 2011, we had no off-balance sheet arrangements of any nature.

Subsequent Events

On July 18th 2011, the Company has revisited the terms of the proposed loan and the available information with regard to the Solar Park transaction, management considers it desirable and in the best interest of the Company that the Company will not proceed with the proposed 5 Million Euro loan from the Bulgarian bank announced by the Company June 1, 2011, in connection with the proposed acquisition of a Bulgarian-based 2.5 MW PV solar project. No penalties were incurred by the Company thereby. We also retained a New York, Manhattan-based law firm, JSBarkats PLLC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company has established internal controls to ensure that all management decisions will be made exclusively by the Company’s officers and directors.  As the revenue producing projects become active the Company may add directors, key employees, and general staff necessary to further expand internal controls that provide more extensive checks and balances and increase efficiency. Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;
•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at June 30, 2011.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report. Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Certificate of CEO Pursuant to Section 302 of the Sarbanes-Oxley 2002
31.2	Certificate of CFO Pursuant to Section 302 of the Sarbanes-Oxley 2002

*    Previously filed and incorporated by reference hereby.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRANSGLOBAL ASSETS, INC.

By:	/s/ Kent A. Strickler
Kent A. Strickler
President
(Principal executive officer)

Date: August 15, 2011