Form 10-K
period 2011-12-31
TRANSGLOBAL ASSETS, INC.
filed 2012-01-25
CIK 1402457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL PERIOD ENDED December 31st, 2011

TransGlobal Assets Inc.

CUSIP NUMBER

89366P105

State of Nevada Incorporation No. 333-148697	I.R.S. Federal Identification Number 88-0476779

Corporate Office

2137 NW Highway 101, Lincoln City, OR 97367

Tel: 541-994-1192

Fax: 541-994-1193

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2011, there were 102,587,000 shares of common stock of the registrant outstanding.

OUR VISION

To be a premier, multi-sector holding company whose strategic worldwide assets enhance long-term shareholder value, global progress and the planet’s sustainability.

TRANSGLOBAL ASSETS INC.

TRANSGLOBAL ASSETS INC.

Forward-Looking Statements

Statements in this 10K that are not historical facts are forward-looking statements based on current expectations of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In addition, we, through our management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We therefore caution against placing substantial reliance on the forward-looking statements contained in this 10K. All forward-looking statements included in this 10K are made only as of the date of this filing and we assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events, or other factors.

Part I

Item 1. Business.

Overview

The Company was incorporated in Nevada as TimeShare Holdings Inc. on January 30, 2007. The Company’s business operation was focused on providing loans to individuals purchasing Time Share properties exclusively in the secondary market. This business operation continued until December 2, 2010 when the majority of the Common Shares were purchased resulting in a change of business focus. On February 28, 2011 the Shareholders approved the name change to TransGlobal Assets Inc. The business focus changed to Our Vision: “To be a premier, multi-sector holding company whose strategic worldwide assets enhance long-term shareholder value, global progress and the planet’s sustainability.” We are continuing to work towards that vision with our Company and its subsidiaries Native American Consulting and Renewable Energy R&D.

Employees

The Company employees are currently limited to its executive management. We use private consultants to assist us in financing, acquisitions, and research development strategy. As the Company expands its operations, it will be required to hire sales, administrative and support personnel on a full time basis.

Acquisitions

Native American Consulting continues to work on acquisitions of companies and projects within the United States of America, Sovereign Native American Tribes, Europe, and Asia. The Company is committed to address each acquisition and/or project and ensure their viability through extensive Due Diligence. Letters of Intent, Memorandums of Understanding, Initial Contracts, and other documents agreed upon by the Company will not be announced until finalized legally.

Renewable Energy R&D continues working with private consultants on various acquisitions and projects involving, but not limited to, waste disposal and wind and solar power. The results of these efforts will be announced upon completion.

TRANSGLOBAL ASSETS INC.

Item 1. Business (continued)

Joint Ventures

The Company has signed a Joint Venture with Helios, a Company in India, to market Municipal Solid Waste to Energy systems throughout the Goble. We are currently, through private consultants as well as our own efforts, working diligently to obtain financing to manufacture a MSW system to be installed in Romania. We have a Power Purchase Agreement with a municipality located in Romania for the first system.

Manufacturing

The Company does not have any manufacturing facilities at this time. We are prepared to establish a manufacturing facility in the United States upon receiving financing for our Joint Venture with Helios.

Marketing and Sales

The Company is poised to establish a Marketing and Sales Organization for sales of our future products in the United States upon receiving financing for our Joint Venture with Helios. The new Marketing and Sales Organization will be managed by Paul K. Thompson, Vice President and member of the Board of Directors.

Organization

Our current Board of Directors is:
Kent A. Strickler, Chairman
Paul K. Thompson, Director
Douglas R. Johnson, Secretary/Treasurer

Our current Officers are:
Kent A. Strickler, President
Paul K. Thompson, Vice President
Douglas R. Johnson, COO/CFO

Investor Relations Contact:	investorrelations@transglobalassets.com

The Corporate Office is located at:
2137B NW Highway 101, Suite B
Lincoln City, OR 97367
Tel: (541) 994-1192
Fax: (541) 994 1193

Note: The Corporate Office will be moving in February, 2012. The Company will file an 8K with the new information as it becomes available.

TRANSGLOBAL ASSETS INC.

Item 1A. Risk Factors.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value or other terms. Our capital requirements to implement our business strategy will be significant. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our business strategy, and as a result, could require us to diminish or suspend our strategy. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, or cease operations, any of which could put investment dollars at significant risk.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2. Properties

The Company office space is currently leased for $ 1,000.00 per month. The lease expires on February 14, 2012 and will not be renewed.

Item 3. Legal Proceedings

As of December 31, 2011 there are no legal proceedings against the Company. We do not anticipate any legal proceeding that will have a material adverse effect on the Company’s financial or operational positions.

Item 4. Removed and Reserved.

(Removed and Reserved)

TRANSGLOBAL ASSETS INC.

Part II

Item 5. Market for Registrant’s Common Equity. Related Stockholder matters and Issuer Purchases of Equity Securities.

Current Share Structure as of December 31, 2011

The current Stock structure is:	Authorized Shares	175,000,000
	Outstanding Shares	102,587,000
	Restricted Shares	60,351,334
	Non-Restricted	42,235,666
	Shareholders	171

The Stock structure information is public and available by email request to: investorrelations@transglobalassets.com

Share Increase Information

The Outstanding Shares increased in 2011 by 20,070,000 as follows:

3,000,000 Shares were issued for Capital Financing
17,070,000 Shares were issued for Services

Board of Directors Compensation - Stock

Effective January 1, 2011 the compensation for the Board of Directors compensation was either a cash payment of $2,500.00 dollars per month or issuance of Preferred Series A Stock @ $0.001 per share.

Notes Payable – Stock

The Company has Notes Payable as follows:
	Short Term Notes to Affiliates:	$542,159.71
	Short Term Notes to Others:	$560,802.29

These notes are delinquent and secured by a pledge of stock

TRANSGLOBAL ASSETS INC.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to Item 1and Item 1A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

The following Financial Statements are as follows:

1.	Consolidated Balance Sheet	Page 10

2.	Consolidated Statement of Operations	Page 11

3.	Statement of Stockholders’ Equity	Page 12

4.	Consolidated Statement of Cash Flow	Page 13

TRANSGLOBAL ASSETS INC.

CONSOLIDATED BALANCE SHEET

December 31, 2011

(unaudited)

	December 31, 2011	December 31, 2010
ASSETS
Cash	$351.00	$0
Prepaid Expenses	$1,500.00	$0
Equipment	$13,525.00	$13,525.00
TOTAL ASSETS	$15,376.00	$13.525.00

LIABILITIES
Accounts Payable	$130,000.00	$135,000.00
Accrued Expenses	$0	$15,000.00
Short Term Notes Due to Affiliates	$542,159.71	$542,159.71
Short Term Notes Due to Others	$560,802.29	$560,802.29
Short Term Loans from Stockholders	$122,604.00	$0
Accrued Salaries to Board of Directors, Officers, Others	$540,000.00	$0
TOTAL LIABILITIES	$1,895,566.00	$1,252,962.00

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value 175,000,000 shares authorized, 82,517,000 outstanding in 2010, 102,587,000 outstanding in 2011	$102,587.00	$82,517.00

Additional Paid-In Capital	$6,245,096.00	$6,230,096.00

Deficit Accumulated during the Development Stage	$(8,227,873.00)	$(7,552,050.00)

TOTAL STOCKHOLDERS’ EQUITY	$(1,880,190.00)	$(1,239,437.00)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,376.00	$13,525.00

TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

December 31, 2011

(unaudited)

	December 31, 2011	December 31, 2010

INCOME
Sales	$0	$0
Capital Stock Financing	$15,000.00	$0
Loans from Stockholders	$107,604.00	$6,180.00
TOTAL INCOME	$122,604.00	$6,180.00

EXPENSE
Bank Services Charges	$183.00	$0
Contributions	$136.34	$0
Filing Fees	$14,414.00	$4,552.00
Insurance	$2,224.00	$0
Legal Fees	$13,779.00	$0
Licenses & Permits	$150.00	$0
Office Supplies	$898.25	$63.00
Postage & Delivery	$493.34	$46.00
Press Releases	$6,537.00	$0
Professional Fees	$40,888.00	$0
Rent	$13,500.00	$1,000.00
Salary Expense	$540,000.00	$0
Shareholder Meetings	$1,921.00	$0
Stock Transaction Fees	$9,609.51	$0
Telephone	$3,557.15	$519.00
Travel & Entertainment	$6,429.10	$0
Utilities	$605.16	$0
Website & Internet	$6,927.84	$0
TOTAL EXPENSE	$662,252.69	$6,180.00

NET INCOME OR (LOSS)	$(539,648.69)	$0

TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD OF DECEMBER 31, 2010 THROUGH DECEMBER 31, 2011

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2010	82,517,000	$50,517	$6,230,096	$(7,552,050)	$(1,433,644)

Shares Issued in Association with Capital Financing	3,000,000		$15,000	$15,000	$15,000

Shares Issued for Services	17,070,000				$0

Contributed Capital			$107,604		$107,604

Net loss for Year Ended December 31, 2011				$(549,649)	$(549,649)

Balance December 31, 2011	102,587,000	$65,517	$6,352,700	$(8,086,699)	$(1,969,293)

TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENT OF CASH FLOW

December 31, 2011

	December 31, 2011	December 31, 2010

CASH FLOW FROM OPERATIONS

Revenue	$0	$0

Total Revenue	$0	$0

CASH FLOW FROM FINANCING ACTIVITIES	$0	$0

Proceeds from Financing	$15,000.00	$0
Proceeds from Stockholder Loans	$107,604.00	$6,180.00

Total Financing	$122,604.00	$6,180.00

CASH FLOW USED FOR OPERATIONAL ACTIVITIES

Accounts Payable	$5,000.00	$0
Other Expenses	$117,252.69	$6,180.00

Total Expenditures	$122,252.69	$0

CASH BEGINNING OF YEAR	$0	$0

CASH END OF YEAR	$351.31	$0

TRANSGLOBAL ASSETS INC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Item 14.

Item 9A. Controls and Procedures.

The Company management, with the participation of our President and Chief Operating Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The review included reports from inception through December 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management and shareholders accurately and reflects the Company’s financial condition.   Based on that evaluation, our President and Chief Operating Officer/Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level. We are unable to certify that our filings to date accurately reflect the Company’s financial condition. We have effective with this annual report revised our internal controls and are issuing financial and operational results that in our opinion accurately reflect the Company’s financial and operational condition.

Item 9B. Other Information.

The 2011 Annual Stockholders’ Meeting was held in Portland, Oregon on February 28, 2011. At the meeting the Stockholders approved the name change from TimeShare Holdings Inc. to the current name of TransGlobal Assets Inc. The Company recently deleted content from its website in order to rebuild and revise it. It is still under construction at this time.

Item III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors and Executive Officers are:

	Kent A. Strickler	Chairman of the Board and President
	Paul K. Thompson	Director and Vice President
	Douglas R. Johnson	Secretary/Treasurer and COO/CFO

The Officers of the Subsidiaries are:
	Kent A. Strickler	President, Native American Consulting
	Douglas R. Johnson	President, Renewable Energy R&D

TRANSGLOBAL ASSETS INC.

Item 11. Executive Compensation.

Board of Directors

Annual
	Name	Position	Compensation

	Kent A. Strickler	Chairman of the Board	3,000,000 Shares – Preferred Series A

	Paul K. Thompson	Director	3,000,000 Shares – Preferred Series A

	Douglas R. Johnson	Secretary/Treasurer	3,000,000 Shares – Preferred Series A

Executive Officers

		Annual
Name	Position	Compensation

Kent A. Strickler	President	$180,000

Paul K. Thompson	Vice President	$180,000

Douglas R. Johnson	Chief Operating Officer	$180,000
	Chief Financial Officer

Subsidiary Officers

Annual
Name	Position	Compensation

Kent A. Strickler	President	none

Douglas R. Johnson	President	none

TRANSGLOBAL ASSETS INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Holdings of Board of Directors, Executive Officers and Others over 5% or More

Name	Shares of Common Stock	Percent of Class

Kent A. Strickler	13,060,000	12.7

Paul K. Thompson	10,311,000	10.1

Douglas R. Johnson	7,500,000	7.3
Douglas R. Johnson & Patricia A. Johnson	3,520,000	3.4
Total	11,020,000	10.7

Frederick H. Conte and Bernadette R Conte Family Trust	7,500,000	7.3

Item 13. Certain Relationships and Related Transactions and Director Independence.

On January 1, 2011 the Company acquired Native American Consulting from Kent A. Strickler and Renewable Energy R&D from Global Renewable Energy Systems Inc., a private Oregon Company whose principal was Douglas R. Johnson, Chief Executive Officer. The acquisitions were completed without cost and are wholly-owned Subsidiaries of TransGlobal Assets Inc.

Item 14. Principal Accounting Fees and Services.

In July 2011 the Company engaged SEC Solutions LLC of New York to review our accounting records prior to audit. The review was still in process when we terminated the relationship and we are once again unaudited. The total amount paid SEC Solutions LLC in 2011 is $10,718 with an additional $16,076 billed and unpaid. The billing was from July 2011 to November 2011 for a total of $26,794. No audit has been done at this date.

TRANSGLOBAL ASSETS INC.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TransGlobal Assets Inc.

Date: January 20, 2012	By:	/s/ Kent A. Strickler
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

- 16 -