Form 10-Q
period 2012-03-31
TRANSGLOBAL ASSETS, INC.
filed 2012-05-15
CIK 1402457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2012

TransGlobal Assets Inc.

CUSSIP NUMBER: 89366P 105

Nevada                                                                   88-0476779

(State of Incorporation)                    (IRS Employee Identification Number)

4800 Meadows Road, Suite 300

Oswego, Oregon 97035

Phone: 503-534-3537

Fax: 866-430-3347

Copies to:

Andrea Cataneo Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway

New York, New York 10006

Phone: 212-930-9700

Fax: 212-930-9725

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No X

1

TRANSGLOBAL ASSETS INC.

10K INDEX

Pages

TRANSGLOBAL ASSETS INC.

Forward-Looking Statements

Statements in this 10-Q that are not historical facts are forward-looking statements based on current expectations of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In addition, we, through our management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We therefore caution against placing substantial reliance on the forward-looking statements contained in this 10-Q. All forward-looking statements included in this 10-Q are made only as of the date of this filing and we assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events, or other factors.

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

TRANSGLOBAL ASSETS INC.

Item 1. Business (continued)

Joint Ventures

The Company is activity developing and negotiating two separate Joint Ventures acquisitions. The acquisitions and details will be announced when the final legal details are completed.

Manufacturing

The Company does not have any manufacturing facilities at this time. We do anticipate manufacturing the products currently under negotiations with the Joint Ventures projects.

Marketing and Sales

The Company is in the process of establishing a national sales and marketing organization dedicated to our Joint Venture products. It will be composed of TGA employees and independent representatives.

Organization

Our current Board of Directors is:

Kent A. Strickler, Chairman

Douglas R. Johnson, Secretary/Treasurer

Our current Officers are:

 Kent A. Strickler, President

Douglas R. Johnson, COO/CFO

Investor Relations Contact: investorrelations@transglobalassets.com

The Corporate Office is located at:

4800 Meadows Road, Suite 300

Lake Oswego, OR 97035

            Tel: (503) 534-3537

Fax: (866) 430-3347

Paul K. Thompson resigned his positions as a member of the Board of Directors and Vice-President of Investor Relations as of March 19, 2012.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2. Properties

The Company office space is currently leased for $274.00 per month.

Item 3. Legal Proceedings

As of March 31, 2012 there are no filed legal proceedings against the Company.

Item 4. Removed and Reserved.

(Removed and Reserved)

TRANSGLOBAL ASSETS INC.

Part II

Item 5. Market for Registrant’s Common Equity. Related Stockholder matters and Issuer Purchases of Equity Securities.

Current Share Structure as of March 31, 2012:

The current Stock structure is:	Authorized Shares	175,000,000
	Outstanding Shares	106,237,000
	Restricted Shares	58,751,334
	Non-Restricted	47,485,666
	Shareholders	197

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

Refer to Item 1 and Item 1A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

The following Financial Statements are as follows:

1. Consolidated Balance Sheet                    Page 7

2. Consolidated Statement of Operations Page 8

 TRANSGLOBAL ASSETS INC.

CONSOLIDATED BALANCE SHEET

March 31, 2012

(unaudited)

	March 31 2012	December 31, 2011
ASSETS
Cash	$ (288.23)	$ 351.00
Prepaid	$ -	$ 1,500.00
Equipment	$ 13,525.00	$ 13,525.00
TOTAL ASSETS	$ 13,236.77	$ 15,376.00

LIABILITIES
Accounts Payable	$ 130,000.00	$ 130,000.00
Accrued Expenses	$ 18,000.00	$ -
Short Term Notes Due to Affiliates	$ 542,159.75	$ 542,159.71
Short Term Notes Due to Others	$ 560,802.29	$ 560,802.29
Short Term Loans from Stockholders	$ 125,670.73	$ 122,604.00
Accrued Salaries to Board of Directors, Officers, Others	$ 675,000.00	$ 540,000.00
TOTAL LIABILITIES	$ 2,051,632.77	$ 1,895,566.00

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value	$ 102,587.00	$ 82,517.00
175,000,000 shares authorized
82,517,000 outstanding in 2011
102,587,000 outstanding in 2012

Additional Paid-In Capital	$ 6,245,096.00	$ 6,245,096.00

Deficit Accumulated during the Development Stage	$ (8,386,079.00)	$ (8,207,803.00)

TOTAL STOCKHOLDERS' EQUITY	$ (2,038,396.00)	$ (1,880,190.00)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,236.77	$ 15,376.00

 TRANSGLOBAL ASSETS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

March 31, 2012

(unaudited)

	March 31, 2002	March 31, 2011
INCOME
Sales	$ -	$ -
Loans from Stockholders	$ 3,066.93	$ 34,324.00
TOTAL INCOME	$ 3,066.93	$ 34,324.00

EXPENSE
Bank ServiceCharges	$ 2.00	$ -
Contributions	$ -	$ -
Filing Fees	$ 550.00	$ 6,992.00
Insurance	$ -	$ 1,175.00
Legal Fees	$ -	$ -
Licenses & Permits	$ -	$ 150.00
Office Supplies	$ -	$ 117.00
Postage & Delivery	$ 9.50	$ 169.00
Press Releases	$ -	$ 3,732.00
Professional Fees	$ 585.95	$ 14,420.00
Rent	$ 722.00	$ 4,500.00
Salary Expense	$ -	$ -
Shareholder Meetings	$ -	$ 1,921.00
Stock Transaction Fees	$ 620.00	$ -
Telephone	$ 484.78	$ 1,026.00
Travel & Entertainment	$ 139.73	$ -
Utilities	$ 184.90	$ 122.00
Website and Internet	$ 56.30	$ -
TOTAL EXPENSE	$ 3,355.16	$ 34,324.00

NET INCOME OR (LOSS)	$ (288.23)	$ -

TRANSGLOBAL ASSETS INC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Item 14.

Item 9A. Controls and Procedures.

The Company management, with the participation of our President and Chief Operating Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The review included reports from inception through December 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management and shareholders accurately and reflects the Company’s financial condition.   Based on that evaluation, our President and Chief Operating Officer/Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level. We have effective with this quarterly report revised our internal controls and are issuing financial and operational results that in our opinion accurately reflect the Company’s financial and operational condition.

Item III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors and Executive Officers are:

Kent A. Strickler Chairman of the Board and President

Douglas R. Johnson Secretary/Treasurer and COO/CFO

The Officers of the Subsidiaries are:

Kent A. Strickler President, Native American Consulting

Douglas R. Johnson President, Renewable Energy R&D

Item 11. Executive Compensation.

Board of Directors

		Annual
Name	Position	Compensation

Kent A. Strickler	Chairman of the Board	$30,000.00

Douglas R. Johnson	Secretary/Treasurer	$30,000.00

Executive Officers

		Annual
Name	Position	Compensation

Kent A. Strickler	President	$180,000

Douglas R. Johnson	Chief Operating Officer	$180,000
	Chief Financial Officer

TRANSGLOBAL ASSETS INC.

 Subsidiary Officers

Annual
Name	Position	Compensation

Kent A. Strickler	President	none

Douglas R. Johnson	President	none

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Holdings of Board of Directors, Executive Officers and Others over 5% or More

Name	Shares of Common Stock	Percent of Class

Kent A. Strickler	13,060,000	12.3

Patricia A. Johnson	12,794,000	12

Paul K. Thompson	10,311,000	9.7

Frederick H. Conte and Bernadette R Conte Family Trust	6,500,000	6.1

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

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TransGlobal Assets Inc.

Date: May 14, 2012	By:	/s/ Kent A. Strickler
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

